Form 10-K405
period 1997-12-31
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1998-03-30
CIK 1045007

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

 MARK ONE

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                                      or

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       COMMISSION FILE NUMBER: 333-34481

                               ----------------

                                     FMAC
                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 95-4649104
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                               ----------------

1888 CENTURY PARK EAST, THIRD FLOOR,                      90067
       LOS ANGELES, CALIFORNIA                         (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 229-2600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    COMMON STOCK, $.001 PAR VALUE                NASDAQ NATIONAL MARKET

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1998 as reported on the NASDAQ National Market System, was approximately $207,000,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 1998, registrant had 28,715,625 shares of Common Stock outstanding.

  The following documents are incorporated by reference into this report:
Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Annual report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                    PART I

Item 1. BUSINESS.........................................................    3
Item 2. PROPERTIES.......................................................   16
Item 3. LEGAL PROCEEDINGS................................................   16
Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS................   16
Supplementary Item. EXECUTIVE OFFICERS OF REGISTRANT.....................   17

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS..........................................................   19
Item 6. SELECTED FINANCIAL DATA..........................................   19
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS............................................   21
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   27
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.............................................   50

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   50
Item 11. EXECUTIVE COMPENSATION..........................................   50
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   50
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   50

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K.........................................................   51

FORWARD-LOOKING STATEMENTS

  When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                    PART I

ITEM 1. BUSINESS

  Franchise Mortgage Acceptance Company (the "Company") is a specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts and such other branded concepts such as service stations or convenience stores.

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

GENERAL

  The Company's predecessor, FLRT, Inc. (formerly Franchise Mortgage Acceptance Corporation), was incorporated by Wayne L. Knyal as a California corporation in April 1991 and was wholly owned by him at that time. FLRT, Inc. and certain individuals formed a limited partnership for the purpose of originating and securitizing franchise loans. As the general partner of such limited partnership, FLRT, Inc. owned the sole rights to service such loans ("FLRT Servicing Contracts"). In March 1993, Mr. Knyal entered into a joint venture with Greenwich Capital Financial Products, Inc. ("Greenwich") pursuant to which Mr. Knyal became the president of the Franchise Mortgage Acceptance Company division ("FMAC Division") of Greenwich. Between March 1993 and June 1995, the Company originated and securitized franchise loans through the FMAC Division. However, FLRT, Inc. retained all rights to the FLRT Servicing Contracts.

  On June 30, 1995, Imperial Credit Industries, Inc. ("ICII") acquired from Greenwich certain assets of the FMAC Division, including all of Greenwich's rights under the FMAC Servicing Contracts. The FMAC Servicing Contracts pertain to the servicing of franchise loans that were previously securitized by Greenwich through the FMAC Division and other franchise loans owned by Greenwich. Concurrent with the closing of the transactions described above, ICII entered into an operating agreement with Mr. Knyal for the formation of Franchise Mortgage LLC. Under the terms of the Franchise Mortgage LLC operating agreement, in exchange for a 66 2/3% ownership interest in Franchise Mortgage LLC, ICII was obligated to contribute to Franchise Mortgage LLC $1.4 million in cash and all of the assets purchased from Greenwich. In exchange for a 33 1/3% ownership interest in Franchise Mortgage LLC, Knyal caused his wholly owned company, FLRT, Inc., to contribute to Franchise Mortgage LLC all of its rights under a servicing contract pertaining to franchise loans that were previously securitized by FLRT, Inc.

  On August 30, 1995, ICII completed the acquisition of certain net assets of the FMAC Division for a net purchase price of $7.6 million which included $3.8 million in contingent consideration based on loan originations after the date of acquisition up to a maximum principal amount of such loans equal to $250.0 million. The acquisition was recorded using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill of $4.4 million.

  On November 18, 1997, the Company completed its initial public offering (the "Offering") pursuant to which 10,000,000 shares of common stock were sold to the public at a price of $18.00 per share. On November 28, 1997, 890,625 additional shares of common stock were sold to the public at the sale price of $18.00 per share. Net proceeds to the Company after offering costs of $1.7 million were $112.6 million.

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the initial public offering, ICII and FLRT, Inc collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock.

  Since commencing business in 1991, the Company believes it has become a leading lender to national and regional quick service restaurant ("QSR") franchisees, and the Company has developed a growing presence in the casual dining sector. More recently, the Company has expanded its focus to include retail energy licensees (service stations, convenience stores, truck stops, car washes and quick lube businesses), golf operating businesses (golf courses and golf practice facilities), and the death care industry (funeral homes and cemeteries). The Company originates long-term fixed- and variable-rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. The Company's loan and lease products are attractive investments to institutional investors because of the credit profile of its borrowers ("Borrowers"), relatively long loan and lease terms, call protection through prepayment penalties and appropriate risk-adjusted yields. The Company also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. The Company originated loans and leases through 16 marketing offices in 10 states at December 31, 1997. From the Company's inception through December 31, 1997, it funded approximately $1.7 billion in loans and leases and at December 31, 1997, had a servicing portfolio, including loans and leases held for sale, of $1.6 billion. The Company's loan and lease originations grew to $801.0 million in 1997 from $459.5 million in 1996. At December 31, 1997, the Company's average initial loan balance was $650,000.

  The Company's focus is to provide funding to industries that have been historically underserved by banks and other traditional sources of financing. This focus requires the Company to develop specific industry expertise in the sectors which it serves in order to provide individualized financial solutions for its Borrowers. The Company believes that its industry expertise, positive market reputation, and proprietary databases, combined with its responsiveness to Borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's Borrowers are generally small business operators, most of whom are independent, multi-unit franchisees, with proven operating experience and a history of generating positive operating cash flows. The Company relies primarily upon its assessment of enterprise value, based in part on independent third party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of real estate and other collateral.

  In 1991, the Company began making loans to franchisees of Taco Bell Corp. In 1992 and 1993, other national QSR concepts, such as Burger King, Wendy's, Pizza Hut, KFC and Hardee's, were approved. The Company's principal loan products at that time were fixed rate, 15-year, fully amortizing loans. In 1995, the Company began offering loans to casual dining concepts such as TGI Friday's, Applebee's and Denny's as well as offering its Borrowers adjustable rate loans. Also in 1995, the Company began offering development and construction ("DEVCO") loans to its more experienced Borrowers to fund the development and construction or acquisition of new business units or the conversion of existing business units into a different franchise concept. In 1996, the Company expanded its approved concepts to include strong regional restaurants such as Carl's, Jr., Church's Chicken and Golden Corral and launched its Golf Finance Group to provide financing to owners and operators of golf courses and golf practice facilities. The Equipment Finance Group also commenced activities in 1996 to provide equipment loans and leases to the sectors which the Company serves and other strategic markets. In February 1997, the Company created its Energy Finance Group to make loans to businesses that distribute retail petroleum products. In the third quarter of 1997, the Company created its Funeral Finance Group to make loans to funeral home and cemetery owners.

  On March 9, 1998, the Company entered into a definitive agreement pursuant to which the Company will purchase the assets and assume certain liabilities of Bankers Mutual, a Mortgage Banking Corporation and Bankers Mutual Mortgage, Inc. (collectively, "Bankers"). Bankers is a Federal National Mortgage Association Delegated Underwriting and Servicing lender.

  With loan originations of more than $650 million in 1997 and a servicing portfolio of approximately $2.5 billion, Bankers has a significant presence in the multi-family income property lending market in the western United States, primarily in California. Bankers has a strong reputation, with lending and credit practices similar to those of the Company, making Bankers a good fit with the Company's current infrastructure. Among other potential benefits, the acquisition of Bankers is expected to strengthen the Company's securitization program by enabling the Company to further diversify its loan securitizations, enhancing the Company's profile in the bond markets.

BUSINESS STRATEGY

  The Company's goal is to become a leading national small business lender in each of its target markets. The Company's growth and operating strategy is based on the following key elements:

  Growth in Existing Sectors. The Company plans to replicate its success in the restaurant sector in other business sectors that it has entered more recently, such as retail energy, golf and death care, through focused product development, customer service and support. The Company forms specialized teams for each sector to assess customer needs, market opportunities, competitive environment, business value, and credit quality; generate customer loyalty; and enhance service and support. Management believes that its industry leadership position, relationships with major Borrowers, franchisors and vendors, and expertise within sectors will assist the Company in increasing its market share.

  Controlled Expansion into New Sectors. Management believes that substantial opportunities exist to extend the Company's expertise into other business sectors. The Company believes that its experience in lending to restaurant franchisees has allowed it to develop a template for efficiently originating and servicing loans and leases in other industry sectors. The Company's philosophy is to provide complete business solutions to identified industries by developing strategies and financial products which are based on industry characteristics and each Borrower's specific needs. The Company carefully reviews industry data, seeking business sectors with a combination of large funding requirements, proven cash flow generating capabilities, standardized operations, a scarcity of long-term funding sources and characteristics attractive to secondary market investors.

  Maintenance of Credit Quality. The Company's delinquency and loss experience has been extremely low, due in part to its lending to experienced operators, detailed industry knowledge, relationship with both franchisors and franchisees system wide, active oversight of its existing servicing portfolio, strict underwriting criteria and the Company's ability to locate qualified replacement franchisees / borrowers to assume delinquent loans. From the Company's inception in April 1991 through December 31, 1997, it has experienced no net charge-offs.

  The following table sets forth amounts of loans and leases held in the Company's servicing portfolio, including loans and leases held for sale, and the combined delinquency and foreclosure experience for the periods indicated:

                                           AS OF DECEMBER 31,
                          -----------------------------------------------------
                                1997              1996              1995
                          ----------------- ----------------- -----------------
                                    % OF              % OF              % OF
                                  LOANS AND         LOANS AND         LOANS AND
                          BALANCE  LEASES   BALANCE  LEASES   BALANCE  LEASES
                          ------- --------- ------- --------- ------- ---------
                                          (DOLLARS IN MILLIONS)
Loans and leases held in
 servicing portfolio....  $1,629   100.00    $737    100.00    $359    100.00
30-59 days delinquent...     --       --      --        --      --        --
60-89 days delinquent...       3     0.15     --        --      --        --
90 days or more
 delinquent.............      13     0.81     --        --      --        --
                          ------   ------    ----    ------    ----    ------
  Total delinquencies...  $   16     0.96    $--        --     $--        --
                          ======   ======    ====    ======    ====    ======
Total foreclosed real
 estate.................  $  --       --     $--        --     $--        --
                          ======   ======    ====    ======    ====    ======

  Efficient Secondary Market Execution. The Company is committed to maintaining effective secondary market execution on loans and leases that it originates and sells. The Company believes that the favorable execution it has experienced to date is primarily the result of the attractive terms and the credit quality of the loans and leases that it originates. Of the $46.9 million in gain on sale from securitizations recognized by the Company during 1997, $45.9 million was comprised of cash received by the Company at the time of securitization and not the present value of anticipated cash flows on retained interests. As a result, the Company has reduced its exposure to the risks associated with holding large amounts of such retained interests on its balance sheet. For the year ended December 31, 1997, the Company completed three securitizations and five whole loan and lease sales totaling $483.1 million and $50.8 million, respectively. In all such transactions, the Company has retained the right to service the sold or securitized loans.

  Diversification of Revenue Sources. Management is committed to developing a diversified revenue base to reduce revenue volatility and enhance profitability. The Company continually monitors and adjusts its loan and lease products and securitization structures to improve the stability of its cash flows. Revenue sources include loan and lease origination points and fees, interest income earned prior to the sale of the loans and leases, whole loan and lease sale profits, securitization profits, loan and lease servicing fees and equity investment returns.

INDUSTRY BACKGROUND

 Franchising

  A franchise is a business operating pursuant to a franchise agreement under which the franchisee undertakes to conduct a business or sell a product or service in accordance with methods and procedures prescribed by a franchisor and the franchisor undertakes to assist the franchisee through advertising, promotion and other advisory services. Although the term franchise is typically associated with fast food restaurants, a multitude of franchise businesses exist, offering a variety of products and services such as hotels and motels, automotive parts, and cleaning services. Most franchise concepts offer franchisees training and diverse levels of ongoing support and oversight. Business format franchisors provide franchisees with a comprehensive operating system, whereas product distribution arrangements primarily license a trademark and/or logo. According to the International Franchise Association, franchises comprise one out of every twelve businesses in the United States. The Franchise Trade Association has estimated that by the year 2000, over 50% of retail sales, or approximately $1 trillion, will be generated by franchises. The Company believes that its customers' businesses will perform similarly to the typical performance of franchisees in a system. A proven franchise / brand tends to negate some of the risks associated with small businesses.

 The Food Service Sector

  According to the National Restaurant Association ("NRA") data, in 1997 the food service industry employed more than nine million people and had estimated sales of $320.1 billion. According to the NRA, full service restaurants, QSRs, commercial cafeterias, social caterers and ice-cream and frozen yogurt stands ("Eating Places") represented an estimated $215.2 billion, or 67.2%, of such food service sales in 1997 and are expected to grow by 5.0% to $225.9 billion in 1998. The QSR segment of Eating Places represents those restaurants that offer fast food or take-out, without table service. Most QSR establishments offer food products that lend themselves to quick service, such as pizza, chicken, hamburgers and similar food items. Full service restaurants typically represent casual and fine dining restaurants that accept major credit cards, offer table service and provide full liquor service. The QSR segment represented an estimated $100.6 billion, or 46.8%, of all Eating Places sales in 1997, and is expected to grow by 5.1% to $105.7 billion in 1998. The full service segment represented an estimated $105.1 billion, or 48.8% of all Eating Places' sales in 1997, and is expected to grow by 5.0% to $110.3 billion in 1998.

  Development and maturation of the QSR segment of the food service industry has led to a consolidation of restaurant operators. Increased competition has decreased profit margins which has contributed to the emergence of increasingly large and professionally managed restaurant operating companies. Large operators typically have greater economies of scale and better management systems which allow them to compete more effectively. As size and diversification become increasingly important, many franchise restaurant operators are becoming affiliated with multiple restaurant systems. The Company believes that the maturation of the fast food segment is likely to result in continued and enhanced stability for this industry segment. Chain restaurant consolidation has also created lending opportunities for the Company arising from the demand by restaurant operators for acquisition financing.

 The Retail Energy Sector

  The United States retail petroleum sector is composed of service stations, convenience stores, and other related retail establishments which provide branded and independent fuel for motor vehicle consumption. According to the National Petroleum News ("NPN"), retail petroleum sector sales for the year ended December 31, 1996 approximated $265 billion. According to NPN's latest count, the service station sector included approximately 188,000 units. The Company believes that these units are generally well located as a result of the early origins of these units relative to convenience stores and other retail merchants. According to NPN, at December 31, 1996, there were approximately 94,000 domestic convenience stores of which approximately 73% distributed fuel. According to the NPN, convenience store industry sales grew 5.4% in 1996 as gasoline volume, fast food sales and merchandise sales per customer increased due to retailers' focus on customer service needs. According to the Federal Highway Administration, gasoline demand grew 1.8% in 1996 to 123.2 billion gallons and is projected to increase 1.5% in 1997. The strength in demand reflects United States economic growth, the relaxation of speed limits, the increase in the total United States vehicle fuel consumption and the growing popularity of sport utility vehicles and minivans.

  The Company believes the retail energy sector is currently underserved by traditional lenders. Increasing sales and profit margins for gasoline retailers, the perceived diminished risk of lender liability for environmental clean-up costs and heightened profitability in multi-profit service stations/convenience store combinations should increase demand for financing. In addition, the Company believes that service station consolidation has also created lending opportunities arising out of the demand for acquisition financing.

 The Golf Sector

  In the United States, golf courses handled approximately 477 million rounds in 1996. The number of rounds played has increased by 6.5% since 1975. Currently, 26% of golfers are over 50 years of age, with 48% between the ages of 18 and 39. The National Golf Foundation ("NGF") statistics show that golfers in their 50's play three times as much as golfers between the ages of 18 and 39. The number of rounds played should significantly increase as the baby-boomer segment of the population heads toward retirement age. In addition, for the past 10 years, the game has added approximately two million beginners a year, with the 18 to 29 age group producing the largest single sub-segment.

  According to NGF, 429 new golf courses were opened in 1997, of which 285 were new facilities and 144 were expansions of existing facilities. As of December 31, 1997, there were 932 courses under construction, of which 655 were new facilities and 277 were expansions of existing facilities. According to NGF data, there were 719 courses in the planning stages (not yet under construction), of which 576 were new facilities while 143 were expansions of existing facilities. Of the courses under construction at the end of 1997, it is estimated that as many as 485 courses will open in 1998. NGF defines a golf facility as a facility with at least one nine-hole course and that may include different types of courses, such as regulation-length courses, executive-length courses, and par-3 length courses. In 1996, there were a total of 30,044 golf facilities in the United States including 15,703 golf courses of which 70% were classified as public access.

  The Company believes that the golf sector has the following similar characteristics to other sectors that the Company currently lends to: positive cash flow from operations, golf course and facility ownership is broad and diverse geographically, and the industry is underserved by traditional lenders. Increased golf usage has driven demand for loans for renovation and construction, while increased dollars spent at golf courses has driven demand for loans for golf course and facilities acquisitions.

 The Funeral Services Sector

  The funeral services industry (more generally referred to as the death care industry) includes funeral homes, cemeteries, crematoria and memorial parks, as well as merchandise such as urns, caskets, memorials, and vaults. There are an estimated 23,000 funeral homes and 10,500 private cemeteries in the United States. A funeral home or cemetery builds a customer base that can last for several generations.

  The industry is highly fragmented and undergoing intense consolidation. Acquisition activity has accelerated dramatically over the past few years both in the U.S. and abroad. Owners of funeral homes and cemeteries have had few alternatives to finance their businesses at their true value and are in general under leveraged. Finance sources have historically consisted primarily of local banks, the Small Business Administration, and one specialty lender. This lack of readily available financing has made it difficult for operators to remain independent. Based on research conducted in the latter half of 1997, the Company has determined that a large portion of funeral home owners desire to remain independent, to have a succession plan for their businesses and to have an alternative to selling out.

  The number of deaths in the U.S is increasing roughly 1% per year, a rate that is expected to remain fairly steady for the next 10 years. The death rate should begin to accelerate in 15 years with the aging of the baby boomer generation. Essentially, death care is a non-cyclical business, with modest but steady volume growth. A seasonality is present in the industry with deaths increasing during colder months, and death rates can vary by region. According to the 1995 U.S. Census report, average deaths in the U.S. were 8.8 per 1,000 population. Roughly 2.3 million deaths occurred in 1995 which is expected to grow to 2.4 million by 2000, 2.6 million by 2010, and 4.0 million by 2050.

  In an industry where demand is growing only 1% annually, local market share is the key to growth in profitability, as incremental margins are exceedingly high when fixed costs are covered. In addition, revenue enhancement and opportunities for cost savings are important to profit growth on a "same-store" basis.

  Publicly traded funeral service and cemetery companies now represent roughly 20% of the domestic funeral service and cemetery revenue. The aggregate revenue base of the five public companies is now over $4 billion, with a combined market capitalization of over $12.5 billion. Roughly translated into per property numbers, this suggests average revenue of approximately $600,000 per property and a market value of $1.8 million per property. Data received from the National Funeral Directors Association and supported by a Company survey to the industry suggest that over 95% of funeral home operators own the land and building on which their businesses reside, the average business has been under the same ownership for in excess of 20 years, and death care businesses generate significant amounts of cash flow.

  The Company believes that the funeral services sector offers similar characteristics to other sectors to which the Company currently lends, including positive cash flow from operations, broad and geographically diverse ownership, and the fact that the industry has been historically underserved by traditional lenders. The Company is actively providing independent operators and small to medium size consolidators with a competitively structured source of debt financing.

LOAN ORIGINATIONS

 Type of Loan Products

  The Company offers permanent loans, DEVCO loans, and equipment loans and leases to those sectors in which it operates.

  Permanent loans. Substantially all of the Company's permanent loans are self-amortizing long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. Permanent loans generally have a maximum term and amortization of up to 20 years. Fixed rate loans are tied to the U.S. Treasury rates plus a spread while adjustable rate loans are tied to the London interbank offered rate

("LIBOR") plus a spread and generally reprice on a monthly basis. As a cash flow lender, the Company maintains flexibility to tailor a loan program to fit the specific needs of its Borrowers. The terms of the loans vary in part based on the collateral pledged.

  The Company focuses on the cash flow of the subject business, the continuing ability of the Borrower to operate the business unit in a cash positive manner and the Borrower's ability to repay the loan since neither the real property mortgage nor the franchise or license agreement is generally assignable to secure the loan. In determining enterprise value, in addition to a Borrower's credit profile, the Company focuses on the following factors:

  . Business Profitability. The Company seeks to lend to Borrowers whose subject business operations provide adequate cash flow to support loan payments.

  . Strength of Business Concept. The Company emphasizes loans to Borrowers whose subject business has significant national or regional market penetration.

  . Operating Experience. The Company emphasizes loans to Borrowers having ownership of multiple business units with strong industry backgrounds.

  . Site Considerations. The Company focuses on a business' location, physical condition and environmental characteristics.

      Location. The Company lends to Borrowers with business units located in high traffic areas that it believes exhibit strong retail property fundamentals.

      Physical Condition. The Company loans to Borrowers investing in well-maintained existing properties or in newly constructed properties. Each group uses third party appraisal professionals who conduct physical site inspections of each subject property.

      Environmental. The Energy Finance Group has an internal environmental department, currently consisting of three experienced environmental professionals. The Company's environmental process does not require either Phase I or Phase II, but a pragmatic detailed questionnaire that requires the attachment of both federal and state documentation and certification.

  . Collateral. Loans are partially secured by taking a first lien on all available furniture, fixtures and equipment. Where the available collateral includes a building on a ground lease, the Company requires an assignment of the lease in addition to a security interest on the building and on the furniture, fixtures and equipment. If the collateral includes owned real estate, the Company also obtains a first mortgage on the property. Borrowers with additional collateral are generally afforded better credit terms. Depending on the collateral provided, loan to value ratios, up front fees and interest rates are adjusted to properly reflect credit risk.

  Development and Construction Loans. DEVCO loans are offered to fund the development and construction of new business units. DEVCO loans generally provide an interest-only period of up to 18 months that gives the Borrower the opportunity to construct the unit, stabilize business unit performance, and achieve a higher cash flow in the short-term. Fixed rate DEVCO loans are tied to U.S. Treasury rates, while adjustable rate DEVCO loans are tied to LIBOR.

  Adjustable rate DEVCO loans generally have an 18 month maturity and fixed rate DEVCO loans generally have a 15 year maturity. Both adjustable and fixed rate DEVCO loans generally provide an initial 18 month period necessary for the unit to be constructed and sales to stabilize. Within the initial 18 month period, the unit is appraised and a final loan amount is then determined, using actual unit level performance. After 18 months, the Borrower can apply for a permanent loan which will be re-underwritten, converting the adjustable rate DEVCO to the permanent loan.

  The Company believes that DEVCO loans create a pipeline for the Company's permanent loans. As a result of fee incentives built into the adjustable rate DEVCO loans, Borrowers generally look to convert into permanent loans on the maturity date. DEVCO loans are secured by the real property mortgage or leasehold interest as well as all available furniture, fixtures and equipment.

  Seasoning Loans. Seasoning loans are offered to fund the acquisition of new business units or the conversion of existing business units into a different franchise concept. Seasoning loans generally provide an interest-only period of up to 18 months that gives the Borrower the opportunity to stabilize business unit performance and achieve a higher cash flow in the short-term. Generally, other terms and conditions are similar to those of DEVCO loans.

  Equipment Loans and Leases. The Company provides equipment financing to experienced owners and operators in those sectors in which the Company operates. Equipment loans are fixed rate products tied to U.S. Treasury rates. These loans generally have a maximum term of up to 10 years. In addition, the Company originates equipment leases with terms that generally range from 5 to 7 years. Substantially all of the leases originated by the Company are "direct financing" leases in that they transfer substantially all of the benefits and risks of equipment ownership to the lessee. Because the Company's leases are classified as direct financing leases, the Company records total estimated unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment is defined as "unearned income." Interest income is recognized over the term of the lease by amortizing the unearned income and deferred initial direct costs using the interest method.

 Lending Groups

  The Company's focus at inception was to provide secured financing to franchisees of Taco Bell Corp. After establishing an infrastructure and credit expertise, the Company began expanding its QSR concepts, loaning to casual dining concepts and moving into other related lending sectors such as retail energy, golf, death care and equipment finance. The Company carefully reviews industry data seeking sectors with a combination of large capital requirements, proven cash flow generating capabilities, standardized operations, a scarcity of long term funding sources and characteristics attractive to secondary market investors. This business formula provides the template to identify, test and determine the potential value of entering into new sectors.

  The Company's lending groups currently include Restaurant Finance, Energy Finance, Golf Finance, Funeral Services Finance, and Equipment Finance. Each of these groups includes a core group of professionals who are experts in the sector and can target selected Borrowers in such sector.

  Restaurant Finance Group. The Restaurant Finance Group was organized in 1991 and originally focused on providing loans to national and regional franchise concepts such as Taco Bell, Burger King, Hardee's, KFC, Wendy's and Pizza Hut. In 1995, the Company began offering loans to casual dining concepts such as TGIF, Applebee's, and Denny's and other successful casual dining concepts. In 1996, the Company expanded the approved concepts to include strong regional restaurants such as Carl's, Jr., Church's Chicken and Golden Corral. As of December 31, 1997, the Restaurant Finance Group originated loans through a network of four offices in four states. For the year ended December 31, 1997 this group originated $534.3 million of restaurant loans, including loans to Borrowers that represent franchise concepts such as Taco Bell, Burger King, KFC and Wendy's. From the date of its formation through December 31, 1997, the Restaurant Finance Group provided approximately $1.4 billion in financing.

  The Restaurant Finance Group, which is headquartered in Denver, Colorado, includes marketing, processing, underwriting, credit, closing and administrative professionals with extensive experience in QSR and casual dining restaurant finance. The marketing professionals generate loans on a national basis which are processed and underwritten at the group's headquarters or in one of the Company's four regional offices located in Greenwich, Atlanta, Dallas, and Los Angeles. Credit committee approval is obtained in these regional offices unless the transaction exceeds regional credit authority in which case approval must be obtained from the Company's Senior Credit Committee.

  Franchisees utilize restaurant loans for a variety of purposes, including the acquisition, development and construction of new franchise units, to refinance existing franchise debt, to provide business expansion and remodeling proceeds and for working capital. Loans offered are fixed and adjustable loans typically ranging in size from $500,000 to $1.5 million with terms of up to 20 years. Generally, the Company's restaurant finance borrowers own three or more units, have three or more years of ownership in the concept, or have an equivalent ownership tenure in a different major fast food or casual dining concept.

  The following table sets forth the Company's QSR and casual dining loan originations for the periods indicated by franchise concept.

                        YEAR ENDED DECEMBER 31, 1997     YEAR ENDED DECEMBER 31, 1996     YEAR ENDED DECEMBER 31, 1995
                      -------------------------------- -------------------------------- --------------------------------
                        NUMBER   PRINCIPAL     % OF      NUMBER   PRINCIPAL     % OF      NUMBER   PRINCIPAL     % OF
                       OF LOANS    AMOUNT     TOTAL     OF LOANS    AMOUNT     TOTAL     OF LOANS    AMOUNT     TOTAL
                      ORIGINATED ORIGINATED ORIGINATED ORIGINATED ORIGINATED ORIGINATED ORIGINATED ORIGINATED ORIGINATED
                      ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                            (DOLLARS IN THOUSANDS)
QSRs:
 Taco Bell...........    281      $216,212     40.5%      237      $176,923     40.9%       54      $ 44,614     20.4%
 Burger King.........     82        69,881     13.1       105       100,517     23.2        92        61,329     28.0
 Wendy's.............     56        43,426      8.1        41        34,249      7.9        25        17,561      8.0
 KFC.................     61        30,306      5.7        19        12,311      2.8        59        30,400     13.9
 Americas Fav.
  Chicken............     86        29,300      5.5       --            --       --        --            --       --
 Hardee's............     15        11,098      2.1        57        40,586      9.4        41        35,722     16.4
 Arby's..............     14        10,918      2.0         8         3,808      0.9       --            --       --
 Other QSR...........     31        14,954      2.8        40        22,056      5.2       --            --       --
                         ---      --------    -----       ---      --------    -----       ---      --------    -----
  Total QSR..........    626       426,095     79.8       507       390,450     90.3       271       189,626     86.7
Casual Dining:
 Shoney's............     38        22,961      4.3       --            --       --        --            --       --
 Applebee's..........     16        21,760      4.1         3         4,750      1.1       --            --       --
 Perkin's............     26        21,295      4.0         3         3,850      0.9       --            --       --
 Denny's.............     28        18,791      3.5         5         4,620      1.1       --            --       --
 Golden Corral.......      6        10,082      1.9         5        14,450      3.3       --            --       --
 Pizza Hut...........      3         1,919      0.4        16         8,093      1.9        38        26,566     12.1
 Other Casual
  Dining.............     19        11,362      2.0         2         6,317      1.4         1         2,550      1.2
                         ---      --------    -----       ---      --------    -----       ---      --------    -----
  Total Casual
   Dining............    136       108,170     20.2%       34        42,080      9.7        39        29,116     13.3
  Total..............    762      $534,265    100.0%      541      $432,530    100.0%      310      $218,742    100.0%
                         ===      ========    =====       ===      ========    =====       ===      ========    =====

  Energy Finance Group. The Energy Finance Group was organized in February 1997 to provide loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes and quick lube stores. Customers to date have included major national, regional, and local operators of retail petroleum businesses. As of December 31, 1997, the Energy Finance Group originated loans through a network of six offices in four states. For the year ended December 31, 1997, this group originated $180.8 million of energy loans including loans to Borrowers that represent brands such as Texaco, Exxon, Shell, Mobil, Amoco, Chevron, Arco, BP, and Phillips 66.

  The Energy Finance Group, which is headquartered in Parsippany, New Jersey, consists of approximately 37 financial professionals and includes personnel similar to the Restaurant Finance Group as well as industry professionals hired from major oil companies and energy related commercial lending roles who evaluate each customer's specific needs and suggest personalized financial solutions. Similar to the Restaurant Finance Group, the Energy Finance Group originates loans on a national basis and such loans are underwritten at the group's headquarters or in one of four regional offices located in Los Angeles, Newport Beach, Dallas, and Charlotte.

  Retail energy business operators use loans for existing station acquisitions, the purchase of real estate associated with currently leased facilities, funding for replacement or upgrading of underground storage tanks and development to transform a gasoline station/convenience store into a multi-profit center facility which may include a car wash, quick lube shop, co-branded fast food express unit or slot machines in states such as Nevada where gaming is permitted. Generally, the Company's Borrowers include business owners with five to fifty established locations. Loans typically range in size from $1.0 million to $5.0 million. These loans are primarily fixed-rate loans having a term of up to 20 years. The Company requires Borrowers to maintain at least one additional revenue source aside from gasoline sales, such as a car wash or fast food, convenience items or quick lube center in order to diversify the revenue stream.

  Golf Finance Group. The Golf Finance Group was organized in 1996 to provide loans to experienced owners and operators of golf courses and golf facilities, such as driving ranges and practice facilities. For the year ended December 31, 1997, this group originated $33.2 million of golf loans.

  The Golf Finance Group, which is headquartered in Greenwich, Connecticut, includes professionals with extensive commercial lending experience. The loan origination process is conducted by experienced golf facility lenders who solicit qualified owners nationwide. The group is supported by loan processing, underwriting and closing departments which work with Borrowers throughout the process. The Golf Finance Group operates out of three offices in three states.

  Loans are used for a variety of purposes, including debt refinance, golf course or facility acquisitions, expansions, renovations and improvements, purchase of new equipment, new golf course or facility development, purchase of underlying real estate and working capital. Loans typically range in size from $1.0 million to $5.0 million with a maximum term of 20 years. Since the Company generally lends against existing cash flow, all non-acquisition golf courses and facilities must have a minimum operating history of 12 months under ownership by the Borrower.

  Funeral Finance Group. The Funeral Finance Group was organized in late 1997 to provide loans to experienced owners and operators of death care related companies, such as funeral homes and cemeteries. This group closed its first loans in January of 1998.

  The Funeral Finance Group, which is headquartered in Atlanta, Georgia, includes professionals with extensive commercial lending and industry related experience. The loan origination process is conducted nationally by Marketing Vice Presidents who solicit qualified owners and consolidators nationwide. The group is supported by loan processing, underwriting and closing departments which work with Borrowers throughout the loan origination process. The Funeral Finance Group operates out of three offices in three states.

  Loans are used for a variety of purposes, including debt refinance, facility acquisitions, expansions, renovations and improvements, purchase of underlying real estate and working capital. Loans typically range in size from $500,000 to $10.0 million with a maximum term of 20 years. Since the Company generally lends against existing cash flow, all non-acquisition businesses must have a minimum operating history of 12 months under ownership by the Borrower.

  Equipment Finance Group. The Equipment Finance Group was organized in 1996 to provide equipment financing to experienced owners and operators in sectors in which the Company operates and other strategic complementary businesses. For the year ended December 31, 1997 the group originated $52.7 million of equipment loans and leases.

  The Equipment Finance Group, which is headquartered in Greenwich, Connecticut, includes professionals with extensive equipment finance related experience. Equipment loans and leases are originated either through the group's direct field sales or telesales department, third party originators or in connection with loans offered in each sector in which the Company operates by that sector's sales personnel. The Company's equipment loans and leases typically range in size from $100,000 to $400,000. The Company believes the activities of this group complement those of groups in its other sectors and provides a more complete financing solution for its Borrowers.

  The following table sets forth the Company's loan and lease origination activity by sector for the periods indicated:

                                      YEAR ENDED DECEMBER 31, 1997                     YEAR ENDED DECEMBER 31, 1996
                            ------------------------------------------------ ------------------------------------------------
                                                                     % OF                                             % OF
                                           WEIGHTED    PRINCIPAL  PRINCIPAL                 WEIGHTED    PRINCIPAL  PRINCIPAL
    LENDING SECTOR           NUMBER OF      AVERAGE      AMOUNT     AMOUNT    NUMBER OF      AVERAGE      AMOUNT     AMOUNT
 AN TYPE OF ORIGINATIOND    ORIGINATIONS INTEREST RATE ORIGINATED ORIGINATED ORIGINATIONS INTEREST RATE ORIGINATED ORIGINATED
-----------------------     ------------ ------------- ---------- ---------- ------------ ------------- ---------- ----------
                                                                                          (DOLLARS IN THOUSANDS)
   Restaurant Loans:
    Fixed-rate
    loans...........             635         10.04%     $421,108     52.6%       292          10.24%     $218,765     47.6%
    Variable-rate
    loans...........             127          9.55       113,157     14.1        249           9.31       213,765     46.5
                               -----         -----      --------    -----        ---          -----      --------    -----
    Total (2).......             762          9.93       534,265     66.7        541           9.78       432,530     94.1
                               -----         -----      --------    -----        ---          -----      --------    -----
   Retail Energy
   Loans:
    Fixed-rate
    loans...........             181         10.08       158,726     19.8        --             --            --       --
    Variable-rate
    loans...........              31          9.84        22,108      2.8        --             --            --       --
                               -----         -----      --------    -----        ---          -----      --------    -----
    Total (3).......             212         10.05       180,834     22.6        --             --            --       --
                               -----         -----      --------    -----        ---          -----      --------    -----
   Golf Loans:
    Fixed-rate
    loans...........               7         10.83        21,030      2.6          2          10.95        14,200      3.1
    Variable-rate
    loans...........               2          9.47        12,188      1.5          3           9.74        10,251      2.2
                               -----         -----      --------    -----        ---          -----      --------    -----
    Total (4).......               9         10.33        33,218      4.1          5          10.44        24,451      5.3
                               -----         -----      --------    -----        ---          -----      --------    -----
   Equipment
   Finance:
    Fixed-rate loans
    and leases......             250         12.14        52,722      6.6         16          12.14         2,539      0.6
    Total loan and
    lease
    originations....           1,233         10.12%     $801,039    100.0%       562           9.83%     $459,520    100.0%
                               =====         =====      ========    =====        ===          =====      ========    =====
                                    YEAR ENDED DECEMBER 31, 1995(1)
                            ------------------------------------------------
                                                                     % OF
                                           WEIGHTED    PRINCIPAL  PRINCIPAL
    LENDING SECTOR           NUMBER OF      AVERAGE      AMOUNT     AMOUNT
 AN TYPE OF ORIGINATIOND    ORIGINATIONS INTEREST RATE ORIGINATED ORIGINATED
-----------------------     ------------ ------------- ---------- ----------
   Restaurant Loans:
    Fixed-rate
    loans...........            202          10.12%     $143,515     65.6%
    Variable-rate
    loans...........            108           8.40        75,227     34.4
                            ------------ ------------- ---------- ----------
    Total (2).......            310           9.53       218,742    100.0
                            ------------ ------------- ---------- ----------
   Retail Energy
   Loans:
    Fixed-rate
    loans...........            --             --            --       --
    Variable-rate
    loans...........            --             --            --       --
                            ------------ ------------- ---------- ----------
    Total (3).......            --             --            --       --
                            ------------ ------------- ---------- ----------
   Golf Loans:
    Fixed-rate
    loans...........            --             --            --       --
    Variable-rate
    loans...........            --             --            --       --
                            ------------ ------------- ---------- ----------
    Total (4).......            --             --            --       --
                            ------------ ------------- ---------- ----------
   Equipment
   Finance:
    Fixed-rate loans
    and leases......            --             --            --       --
    Total loan and
    lease
    originations....            310           9.53%     $218,742    100.0%
                            ============ ============= ========== ==========

----
(1) Loan and lease origination activity for the six months ended December 31, 1995 and for the six months ended June 30, 1995 have been combined to show a 12 month period for the purpose of comparing to the year ended December 31, 1996.
(2) For the year ended December 31, 1997, 70.3% and 29.7% of the Company restaurant loans consisted of permanent and DEVCO loans, respectively; such percentages were 75.4% and 24.6% at December 31, 1996 and 97.3% and 2.7% at December 31, 1995.
(3) For the year ended December 31, 1997, 80.9% and 19.1% of the Company retail energy loans consisted of permanent and DEVCO loans, respectively.
(4) For the years ended December 31, 1997, 1996 and 1995, all of the Company's golf loans were permanent loans.

  Geographic Distribution--The following table sets forth by state the number of loans and leases originated by the Company for the periods presented.

                     YEAR ENDED DECEMBER 31, 1997       YEAR ENDED DECEMBER 31, 1996       YEAR ENDED DECEMBER 31, 1995
                  ---------------------------------- ---------------------------------- ----------------------------------
                               PRINCIPAL                          PRINCIPAL                          PRINCIPAL
                   NUMBER OF     AMOUNT   % OF TOTAL  NUMBER OF     AMOUNT   % OF TOTAL  NUMBER OF     AMOUNT   % OF TOTAL
                  ORIGINATIONS ORIGINATED ORIGINATED ORIGINATIONS ORIGINATED ORIGINATED ORIGINATIONS ORIGINATED ORIGINATED
                  ------------ ---------- ---------- ------------ ---------- ---------- ------------ ---------- ----------
                                                           (DOLLARS IN THOUSANDS)
California......       177      $113,653     14.2%        42       $ 33,209      7.2%        23       $ 13,172      6.0%
Georgia.........       115        85,281     10.6         11         11,052      2.4         16         13,612      6.2
Texas...........        67        62,054      7.7         42         29,264      6.4         15         13,471      6.2
North Carolina..        78        48,097      6.0         21         23,106      5.0         22         13,444      6.1
Michigan........        58        43,339      5.4          7          4,848      1.1          9          7,414      3.4
Kentucky........        49        35,235      4.4          1          1,177      0.3          4          5,500      2.5
Virginia........        47        34,883      4.4         17         35,913      7.8         25         18,859      8.6
Arizona.........        48        29,320      3.7        --             --       --         --             --       --
Illinois........        71        28,215      3.5         10          5,855      1.3          6          3,686      1.7
Florida.........        41        26,739      3.3          7          3,854      0.8         20         12,779      5.8
Ohio............        41        26,291      3.3         10          6,501      1.4          9          8,192      3.7
Alabama.........        33        23,172      2.9         20         18,479      4.0         26         18,435      8.4
New Jersey......        38        23,513      2.9         30         31,380      6.8         14         10,906      5.0
Pennsylvania....        25        22,594      2.8         58         35,196      7.7         15          7,852      3.6
Louisiana.......        21        21,492      2.7          5          4,243      0.9        --             --       --
South Carolina..        23        16,311      2.0         21         17,022      3.7          8          5,460      2.5
Maryland........        31        15,974      2.0         21         25,019      5.4          3          1,621      0.7
Other
 States(1)......       270       144,876     18.2        239        173,402     37.8         95         64,339     29.6
                     -----      --------    -----        ---       --------    -----        ---       --------    -----
 Totals:             1,233      $801,039    100.0%       562       $459,520    100.0%       310       $218,742    100.0%
                     =====      ========    =====        ===       ========    =====        ===       ========    =====

--------
(1) Other states represent loan originations that are less than 2.0% of total 1997 originations.

COMPETITION

  The Company faces intense competition in the business of originating and selling loans and leases. Traditional competitors in the financial services business include commercial banks, thrift institutions, diversified finance companies, asset-based lenders, specialty franchise finance companies and real estate investment trusts. Many of these competitors in the commercial finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial service organizations have formed national networks for loan and lease originations substantially similar to the Company's loan and lease programs. Competition can take many forms including convenience in obtaining a loan or lease, customer service, marketing and distribution channels, amount and term of the loan, and interest or credit ratings. In addition, the current level of gains realized by the Company and its competitors on the sale of loans and leases could attract additional competitors into this market with the possible effect of lowering gains on future loan and lease sales due to increased loan and lease origination competition.

  The Company believes that its industry expertise and proprietary databases, combined with its responsiveness to Borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders.

REGULATION

 Lending Laws

  Certain aspects of the Company's businesses are subject to regulation and supervision at both the federal and state level. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, the collection, foreclosure, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

 Future Laws

  The laws, rules and regulations applicable to the Company are subject to modifications and change. There can be no assurance that rules and regulations, or other such laws, rules or regulations will not be adopted in the future which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell loans, the amount of interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

 Environmental Liability Generally

  Contamination of real property by hazardous substances may give rise to a lien on that property to assure payment of the cost of clean-up or, in certain circumstances subject the lender to liability. Such contamination may also reduce the value of the business property. Under the laws of some states and under CERCLA, a lender may become liable for cleanup of a property and adjacent properties that are contaminated by releases from the property if the lender engages in certain activities.

 Environmental Laws Affecting Borrowers in Specific Sectors

  Environmental Regulations Affecting Franchises. The operation and management of franchise businesses (whether pursuant to direct ownership, lease or management contract) may involve the use and limited storage of certain hazardous materials. Borrowers may be required to obtain various environmental permits and licenses in connection with their operations and activities and comply with various health and safety regulations adopted by federal, state, local and foreign authorities governing the use and storage of such hazardous materials.

  Environmental Regulations Affecting Retail Energy Businesses. The operation and management of retail energy businesses (whether pursuant to direct ownership, lease or management contract) involves the use and limited storage of certain hazardous materials. Specifically, the Company's Borrowers in the retail energy sector incur ongoing costs to comply with federal, state and local environmental laws and regulations governing USTs used in their operations. The Company's loans may be secured by convenience store and gas station locations with USTs and other environmental risks. Borrowers may be required to obtain various environmental permits and licenses in connection with their operations and activities and comply with various health and safety regulations adopted by federal, state, local and foreign authorities governing the use and storage of such hazardous materials. Under various federal, state, local and foreign laws, ordinances and regulations, various categories of persons, including owners, operators or managers of real property may be liable for the costs of investigation, removal and remediation of hazardous substances that are or have been released on or in their property even if such releases were by former owners or occupants. In addition, any liability to Borrowers for assessment and remediation activities in connection with releases into the environment of gasoline or other regulated substances from USTs or otherwise at such Borrowers' gasoline facilities could adversely impact the Borrowers' ability to repay their loans from the Company or the value of any pledged collateral. Due to the nature of releases, the actual costs incurred may vary and the ongoing costs of assessment and remediation activities may vary from year to year and may adversely impact such Borrowers' ability to repay their loans.

  Most states have funds which provide reimbursement to qualified storage tank owners/operators for assessment and remediation costs associated with petroleum releases (after the operator pays a set deductible and co-payment amount). Most funds are supported by annual tank registration fees paid by the station owners and a gasoline fee, included in the price of the gas, which is paid by consumers. There has been an increasing number of UST replacements in recent years. Consequently, some state funds have been drained of reserves. The result is a delay in disbursement until the fund can be replenished with fee collections, the effect of which may have an adverse effect on the borrowers' financial condition and ability to repay its loan.

  Environmental Regulations Affecting Golf Courses and Facilities. The operation and management of golf courses and golf practice and instruction facilities (whether pursuant to direct ownership, lease or management contract) involve the use and limited storage of certain hazardous materials such as herbicides, pesticides, fertilizers, motor oil, gasoline and paint. Borrowers may be required to obtain various environmental permits and licenses in connection with their operations and activities and comply with various health and safety regulations adopted by federal, state, local and foreign authorities governing the use and storage of such hazardous materials.

 Impaired Property Insurance Policy

  The Company will be entitled to the benefit of a Secured Creditor Impaired Property Insurance Policy (the "Policy") issued by Commerce and Industry Insurance Company, a member company of American International Group, Inc. (the "Insurer") with respect to energy loan mortgaged properties. The following summary describes certain provisions of the Policy. The summary does not purport to be complete and is subject to, and qualified in its entirety by reference to the provisions of the Policy. The Policy will insure the Company, subject to terms of the Policy, against the following claims, expenses, and losses made or incurred during the Policy period which result from existing and known environmental contamination that has been disclosed to the Insurer or environmental contamination that is discovered during the effective period of the Policy of energy loan mortgaged properties: either (i) certain clean-up costs relating to certain pollution conditions required to be paid by the Company with respect to any such mortgaged property, or (ii) loss resulting from a default by a related borrower in an amount equal to the lesser of the outstanding principal balance of the related energy loan and certain clean-up costs with respect to such mortgaged properties where the pollution condition is first discovered by the insured during the Policy period. The maximum recovery under the Policy is $2 million per loss and $25 million overall, with a $10,000 deductible on each loss. The period of the Policy is 20 years.

EMPLOYEES

  As of February 28, 1998, the Company had approximately 202 employees. Management believes that its relations with these employees are satisfactory. The Company is not party to any collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company's executive and administrative offices are located in the Century City area of Los Angeles, California. The Company also leases offices in Birmingham, Alabama; Newport Beach and Los Angeles, California; Englewood, Colorado; Greenwich, Connecticut; Atlanta, Georgia; Columbus, Nebraska; Parsippany and Princeton, New Jersey; Charlotte, North Carolina; Dallas and Houston, Texas; and Bothell, Washington. These offices are primarily used for the marketing and originating of the company's loan and lease products, and management believes they are adequate and suitable for the company's ongoing operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any litigation arising from the normal course of business.

  The predecessor entity to Franchise Mortgage LLC, and Mr. Knyal, among others, are named as defendants in De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. Counsel to the predecessor entity and Mr. Knyal believe that the claim is without merit and intend to defend it vigorously. ICII and FLRT, Inc. have agreed to indemnify the Company against any and all liability that the Company and its stockholders (other than ICII and FLRT, Inc.) may incur as a result of this lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT

  In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The following table sets forth certain information as of February 28, 1998 with respect to each person who is an executive officer of the Company:

           NAME           AGE                      POSITION
           ----           ---                      --------
 Wayne L. "Buz" Knyal ...  51 President, Chief Executive Officer and Director
 Thomas J. Shaughnessy ..  39 Executive Vice President and Chief Credit Officer
 John W. Rinaldi ........  50 Executive Vice President, Loan Portfolio
                               Management and President, Equipment Finance
                               Group
 Thomas Kaplan ..........  32 Executive Vice President, Capital Markets
                           43 Executive Vice President and Chief Financial
 Raedelle Walker ........     Officer

  All officers of the Company are elected or appointed by the Board of Directors and shall hold office until their successors are elected or appointed, except that the Board of Directors may remove any officer at anytime at its discretion.

  WAYNE L. "BUZ" KNYAL is President, Chief Executive Officer, Director, and founder of the Company. Prior to founding the Company's predecessor in 1991, Mr. Knyal founded and owned CBI Insurance Services, Inc. and concurrently served as President of CBI Mortgage Company, a residential mortgage banker. From 1968 to 1980, Mr. Knyal was an Executive Vice President of Krupp/Taylor Advertising and served clients in the fast food industry. Mr. Knyal is a Director of New Riders, Inc., a restaurant company.

  THOMAS J. SHAUGHNESSY, Executive Vice President, Chief Credit Officer, has been with the Company since May of 1994. From 1992 to May 1994, Mr. Shaughnessy was the Credit Portfolio Manager for the Franchise Finance Group at AT&T Capital Corporation in Denver, Colorado.

  JOHN W. RINALDI, Executive Vice President and President, Equipment Finance has been with the Company since its inception. Mr. Rinaldi has held the same title at Franchise Mortgage LLC since July 1997 and was Senior Vice President, Operations of Franchise Mortgage LLC since July 1995 through June 1997. From 1993 to July 1995, Mr. Rinaldi was the Executive Vice President of Federated Financial Reserve Corporation. Mr. Rinaldi was the Senior Vice President and Chief Operating Officer of the Commercial Equipment Finance Group of Bell Atlantic TriCon from 1984 to 1993.

  THOMAS KAPLAN, Executive Vice President, Capital Markets, has been with the Company since October of 1997. Mr. Kaplan was a Senior Vice President in the Asset-Backed Finance group at Greenwich Capital Markets ("Greenwich Capital") from September 1995 to October 1997. From 1990 to 1995, Mr. Kaplan was a Director at Credit Suisse First Boston, where he was a trader for the firm's subordinate mortgage- and asset-backed securities and asset-backed whole loan positions.

  RAEDELLE WALKER, Executive Vice President and Chief Financial Officer, has been with the Company since February of 1997. From 1995 until joining the Company, Ms. Walker served as the Chief Financial Officer of Southern Pacific Bank. From 1985 to 1995, Ms. Walker served as a Senior Manager with KPMG Peat Marwick LLP, providing accounting and consulting services to clients in the firm's financial services practice. Ms. Walker is a Certified Public Accountant.

OTHER KEY EMPLOYEES

  Clinton V. Barrow.......  Marketing Vice President, Restaurant Finance Group
  Edward A. Boyle.........  President, Golf Finance Group
  Kevin T. Burke..........  Senior Vice President, Capital Markets
  Melissa G. Dant, Esq. ..  Vice President, Operations, Corporate Counsel, Energy Finance Group
  Kent "Carty" M. Davis...  Marketing Vice President, Restaurant Finance Group
  Michael A. DeMita, III..  President, Diversified Finance Group
  Brian V. Farren.........  Senior Vice President, Restaurant Finance Group
  Bonita Glover...........  Marketing Vice President, Restaurant Finance Group
  Donald W. Hakes.........  President, Energy Finance Group
  Larry Howard............  Marketing Vice President, Restaurant Finance Group
  Christopher Kelleher....  Senior Vice President, Operations Manager, Energy Finance Group
  Pierrette A. Newman,
   Esq. ..................  Senior Vice President, Operations, Corporate Counsel, Restaurant Finance Group
  Thomas J. Schuldt.......  President, Restaurant Finance Group
  David Schwartzman.......  Senior Vice President, Credit Manager, Restaurant Finance Group
  Courtney S. Stephens....  Marketing Vice President, Restaurant Finance Group
  Mary Ann Zic............  Vice President, Director of Research, Corporate

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
       MATTERS

  The Company's common stock is traded on the NASDAQ National Market System under the symbol FMAX. The following table presents the quarterly high and low bid quotations in the over-the-counter market as reported on the NASDAQ National Market System for the period from November 18, 1997, when public trading of the common stock commenced. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         MARKET PRICE
                                                         ------------- DIVIDENDS
                                                          HIGH   LOW   DECLARED
                                                         ------ ------ ---------
   1997
     First Quarter......................................    N/A    N/A     N/A
     Second Quarter.....................................    N/A    N/A     N/A
     Third Quarter......................................    N/A    N/A     N/A
     Fourth Quarter (beginning November 18)............. $20.00 $15.88   $0.00
   1996
     First Quarter......................................    N/A    N/A     N/A
     Second Quarter.....................................    N/A    N/A     N/A
     Third Quarter......................................    N/A    N/A     N/A
     Fourth Quarter.....................................    N/A    N/A     N/A

  According to the report of beneficial owners provided by the Depository Trust Company, the approximate number of shareholders of record of the Company's common stock on February 28, 1998 was 95.

ITEM 6. SELECTED FINANCIAL DATA

                                                               PREDECESSOR
                                                        --------------------------
                            YEAR ENDED      SIX MONTHS  SIX MONTHS   YEAR ENDED
                           DECEMBER 31,       ENDED       ENDED     DECEMBER 31,
                          ---------------- DECEMBER 31,  JUNE 30,  ---------------
                           1997     1996       1995        1995     1994    1993
                          -------  ------- ------------ ---------- ------  -------
                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS
 DATA:
Revenues:
  Gain on sales(1)......  $52,117  $18,671    $  --      $   --    $4,052  $ 1,430
  Net interest income...    5,156    1,641       239         154       37       35
  Loan servicing
   income...............    3,314    1,191       349         326      306      345
  Other income (loss)...     (111)      63       --          --        68      --
                          -------  -------    ------     -------   ------  -------
    Total revenues......   60,476   21,566       588         480    4,463    1,810
                          -------  -------    ------     -------   ------  -------
Expenses:
  Personnel and
   commission...........   13,636    8,270       356         931    1,723    1,035
  General and
   administrative.......    4,759    1,094       294         684    1,804    2,952
  Other.................    6,360    2,878       597         776    1,664    1,718
                          -------  -------    ------     -------   ------  -------
    Total expenses......   24,755   12,242     1,247       2,391    5,191    5,705
                          -------  -------    ------     -------   ------  -------
    Income (loss) before
     taxes..............   35,721    9,324      (659)     (1,911)    (728)  (3,895)
Income tax(2)...........   15,001      --        --          --       --       --
                          -------  -------    ------     -------   ------  -------
    Net income (loss)...  $20,720  $ 9,324    $ (659)    $(1,911)  $ (728) $(3,895)
                          =======  =======    ======     =======   ======  =======
Basic and diluted income
 per share(3)...........  $  0.91
                          =======

                                                  DECEMBER 31,
                                   -------------------------------------------
                                                                PREDECESSOR
                                                              ----------------
                                     1997     1996     1995    1994     1993
                                   -------- -------- -------- -------  -------
                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........  $  7,335 $    --  $    --  $   102  $   205
Securities available for sale....    25,345   39,349      --    9,541    5,025
Loans and leases held for sale...   343,200   98,915  181,254     --       --
Retained interest in loan
 securitizations(4)..............    19,177    6,908      --      --       --
Accrued interest receivable......     2,758      560    1,108     138       39
Goodwill.........................     4,315    4,332    4,226     --       --
Other assets.....................    20,102   10,112    2,460     467      862
                                   -------- -------- -------- -------  -------
  Total assets...................   422,232  160,176  189,048  10,248    6,131
Payable to Imperial Credit Indus-
 tries, Inc......................       --    17,728      --      --       --
Overdraft........................       --       171      445     --       --
Borrowings.......................   256,220  125,240  181,632  13,548    7,160
Deferred income taxes(2).........    15,001      --       --      --       --
Other liabilities................    12,589    2,580    3,198   1,543    3,086
                                   -------- -------- -------- -------  -------
  Total liabilities..............   283,810  145,719  185,275  15,091   10,246
Members' equity..................       --  $ 14,457 $  3,773 $(4,843) $(4,115)
                                            ======== ======== =======  =======
Common stock.....................        29
Additional paid-in capital.......   138,393
                                   --------
  Total stockholders equity......  $138,422
                                   ========

                                       YEAR ENDED DECEMBER 31,
                            -------------------------------------------------
                               1997       1996      1995      1994     1993
                            ----------  --------  --------  --------  -------
                                    (IN THOUSANDS, EXCEPT RATIOS)
OPERATING STATISTICS:
Loan originations:
  Total loan originations.. $  748,317  $456,981  $218,742  $109,166  $29,367
  Average initial principal
   balance per loan........ $      761  $    837  $    706  $    635  $   452
  Number of loans..........        983       546       310       172       65
  Weighted average interest
   rate:
    Fixed rate loans.......      10.08%    10.29%    10.12%    10.21%    9.48%
    Variable rate loans....       9.58%     9.34%     8.40%     8.13%     -- %
Equipment finance
 originations:
  Total equipment finance
   originations............ $   52,722  $  1,486  $    --   $    --   $   --
  Average principal balance
   per financing........... $      258  $    149  $    --   $    --   $   --
  Number of financings.....        250        10       --        --       --
  Weighted average interest
   rate....................      12.14%    12.14%      -- %      -- %     -- %
Total loan and lease
 originations:............. $  801,039  $458,467  $218,742  $109,166  $29,367
Loan sales:
  Whole loan sales(1)...... $   50,800  $    --   $    --   $    --   $   --
  Loans sold through
   securitizations(1)......    483,100   325,088   147,972   105,686   28,973
                            ----------  --------  --------  --------  -------
      Total................ $  533,900  $325,088  $147,972  $105,686  $28,973
Loans and leases held in
 servicing portfolio
 (at period end)(5)........ $1,629,067  $737,176  $358,579  $180,367  $81,030
Net charge-offs as a
 percentage of total
 servicing portfolio.......        -- %      -- %      -- %      -- %     -- %

--------
(1) Gain on sale for the years ended December 31, 1997 and 1996 includes $51.1 million and $11.9 million of cash gains, of which $6.1 million and $7.8 million, respectively, represented loan fees. The gain on sale of loans for the December 1995 securitization was not recognized until the first quarter of 1996.
(2) From July 1, 1995 through November 18, 1997, the Company qualified to be treated as a limited liability company, which is similar to a partnership, for federal and state income tax purposes. As a result of terminating the Company's LLC status upon completion of the Initial Public Offering, the Company was required to record a one-time non-cash charge of $11.0 million against historical earnings for deferred income taxes. This charge occurred in the quarter ended December 31, 1997 and the year ended December 31, 1997. See Notes 3 and 13 of Notes to Financial Statements.
(3) A weighted average of 22,669,949 outstanding shares were used in computing basic and diluted income per share.
(4) See Note 7 of Notes to Financial Statements.
(5) Total delinquencies, which include all loans and leases 90 or more days past due as a percentage of all loans and leases held in the Company's servicing portfolio, was 0.8% as of December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein. The accompanying statements of operations and cash flows for the six months ended June 30, 1995, and the year ended December 31, 1994, are those of the Company's predecessor when it was a division of Greenwich. Revenues and interest expense appearing on such statements of operations result from assets and debt of such division accounted for separately by Greenwich. Personnel and commission expense appearing on such statements of operations apply to the employees of such division, and such expense was also accounted for separately by Greenwich. All other expenses of such division were either directly assigned or allocated to the predecessor division by Greenwich based on either actual utilization or the number of such division's employees.

RESULTS OF OPERATIONS

 Impact of Change in Tax Status

  Prior to the completion of the Offering, the Company qualified to be taxed as a limited liability company, which is similar to a partnership. Accordingly, income was taxed directly as a pass through to its members. As a result of the change in tax status effective with the completion of the Offering, the Company now provides for all income taxes at statutory rates. These factors are estimated to result in an effective tax rate for periods subsequent to the Offering of approximately 42%. However, for the three-month period in which the Offering closed, the Company recorded a one-time, non-cash charge of $11.0 million for the quarter ended December 31, 1997 and for the year ended December 31, 1997 for deferred income taxes based upon the change in the Company's status to a C Corporation. For further information see Notes 3 and 13 of Notes to Financial Statements.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

                                                                     PRO FORMA
                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
Revenues:
  Gain on sale of loans...............................   $52,117      $18,671
  Interest income.....................................    26,758       16,130
  Interest expense....................................   (21,602)     (14,489)
                                                         -------      -------
    Net interest income...............................     5,156        1,641
  Loan servicing income...............................     3,314        1,191
  Other income (loss).................................      (111)          63
                                                         -------      -------
    Total revenues....................................    60,476       21,566
                                                         -------      -------
Expenses:
  Personnel and commission............................    13,636        8,270
  Professional services...............................     2,416        1,093
  Travel..............................................     1,585          614
  Business promotion..................................     1,251          450
  Occupancy...........................................       683          310
  Goodwill amortization...............................       425          411
  General and administrative..........................     4,759        1,094
                                                         -------      -------
    Total expenses....................................    24,755       12,242
                                                         -------      -------
  Income before taxes.................................    35,721        9,324
  Income tax(1).......................................    15,001        3,873
                                                         -------      -------
    Net income(1).....................................   $20,720      $ 5,451
                                                         =======      =======

--------
(1) Income tax and net income for 1996 are presented as if the Company had been taxed as a corporation, for comparative purposes.

  Total revenues increased 180.4% to $60.5 million for the year ended December 31, 1997 from $21.6 million for the comparable period in 1996. During the same periods, the Company's total expenses increased 102.2% to $24.8 million from $12.2 million. As a result, net income increased 280.1% to $20.7 million for the year ended December 31, 1997 as compared to pro forma net income of $5.5 million in 1996.

  The increase in revenues was primarily attributable to a $33.4 million increase in gain on sale of loans and leases. For the year ended December 31, 1997, the Company sold approximately $483.1 million of loans and leases in three securitizations for a gain on sale of $46.9 million (of which $45.9 million was cash) as compared to $430.3 million of loans sold in three securitizations for a gain on sale of $18.7 million (of which $11.9 million was cash) for the year ended December 31, 1996. The Company also recognized a gain on sale of $3.2 million in the year ended December 31, 1997 from five whole loan and lease sales of approximately $50.8 million in loans and leases. Additionally, $2.0 million in loan fees was recognized in 1997 which was previously deferred due to the sales and securitizations of loans and leases. The increased gain on sale of loans was due to several factors, including the composition of loans in the securitizations and whole loan sales, the structure of the securitizations, market conditions at the time of the securitization transactions, and the fact that the Company was successful in selling all classes of securitization interests.

  Net interest income also contributed to the increase in revenues, increasing 214.2% to $5.2 million for the year ended December 31, 1997 as compared to $1.6 million for the same period in 1996, primarily due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations.

  Additionally, loan servicing income increased 178.3% to $3.3 million for the year ended December 31, 1997 as compared to $1.2 million for the same period in 1996. This was due to an increase in loans and leases serviced which resulted from the securitization of $483.1 million in loans and leases during 1997 with servicing rights retained by the Company.

  Total expenses increased 102.2% to $24.8 million for the year ended December 31, 1997 as compared to $12.2 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan and lease originations. Personnel expenses increased 64.9% to $13.6 million, professional services increased 121.0% to $2.4 million and general and administrative expenses increased 249.7% to $3.8 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

                                                                     PRO FORMA
                                                        YEAR ENDED   YEAR ENDED
                                                       DECEMBER 31, DECEMBER 31,
                                                           1996       1995(1)
                                                       ------------ ------------
                                                            (IN THOUSANDS)
   Revenues:
     Gain on sale of loans............................   $ 18,671     $    --
     Interest income..................................     16,130       3,050
     Interest expense.................................    (14,489)     (2,657)
                                                         --------     -------
       Net interest income............................      1,641         393
                                                         --------     -------
     Loan servicing income............................      1,191         675
     Other income.....................................         63         --
                                                         --------     -------
       Total revenues.................................     21,566       1,068
                                                         --------     -------
   Expenses:
     Personnel and commission.........................      8,270       1,287
     Professional services............................      1,093         583
     Travel...........................................        614         337
     Business promotion...............................        450         158
     Occupancy........................................        310         149
     Goodwill amortization............................        411         146
     General and administrative.......................      1,094         978
                                                         --------     -------
       Total expenses.................................     12,242       3,638
                                                         --------     -------
       Net income (loss)..............................   $  9,324     $(2,570)
                                                         ========     =======

--------
(1) The statement of operations for the six months ended December 31, 1995 and the predecessor statement of operations for the six months ended June 30, 1995 have been combined to show a 12 month period for the purpose of comparing to the year ended December 31, 1996.

  Total revenues increased 1,919.3% to $21.6 million for the year ended December 31, 1996 from $1.1 million for the pro forma year ended December 31, 1995. For the same years, the Company's total expenses increased 236.5% to $12.2 million from $3.6 million. As a result, the Company's net income increased to $9.3 million for the year ended December 31, 1996 as compared to a loss of $2.6 million for the pro forma 1995 period.

  The $20.5 million increase in revenues for the year ended December 31, 1996 was primarily attributable to the sale of approximately $430.3 million of loans in securitizations, resulting in an $18.7 million gain on sale (of which $11.9 million was cash). The Company securitized $105.2 million of loans for the six months ended December 31, 1995; however, for accounting purposes, the transaction was precluded from sale treatment until the first quarter of 1996 at which time the retained interests were sold to an affiliate of ICII.

  Net interest income also contributed to the increase in revenues, increasing 317.6% to $1.6 million for the year ended December 31, 1996 as compared to $0.4 million for the pro forma year ended December 31, 1995, due to the significant increase in loans and leases held for sale which primarily resulted from a 108.9% increase in loan originations to $457.0 million in 1996 as compared to $218.7 million in 1995.

  Additionally, loan servicing income increased 76.4% to $1.2 million for the year ended December 31, 1996 from $0.7 million for the pro forma year ended December 31, 1995. This was due to the increase in loans serviced which resulted from the securitization of $167.4 million in loans in June 1996 and $105.2 million in loans in 1995, with servicing rights retained by the Company.

  The 236.5% increase in total expenses to $12.2 million for the year ended December 31, 1996 compared to $3.6 million for the pro forma year ended December 31, 1995 primarily resulted from the growth in operations of the Company due to the dramatic increase in loan originations. Personnel expenses increased $7.0 million or 542.6%, professional services increased $0.5 million or 87.5% and travel and business promotion expenses increased $0.6 million or 114.9% for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. At December 31, 1997, the Company had the following warehouse lines of credit and repurchase facilities, of which CS First Boston, Banco Santander, and Sanwa Bank were guaranteed by
ICII:

                                                                            INTEREST  COMMITMENT  PRINCIPAL
            LENDER             EXPIRATION DATE             INDEX              RATE      AMOUNT    OUTSTANDING
            ------             ---------------             -----            --------- ----------- -----------
                                                                                      (DOLLARS IN THOUSANDS)
 Credit Suisse First Boston.. December 31, 1998  1-month Libor plus 160     7.32% to   $300,000    $127,249
                                                  to 235 basis points       8.07%
 Morgan Stanley.............. September 30, 1998 1-month Libor plus 95 to   6.67% to    200,000      94,031
                                                  155 basis points          7.27%
 Banco Santander............. June 1, 1998       1-month Libor plus 160     7.32%        50,000      21,649
                                                  basis points
 Sanwa Bank.................. June 30, 1998      Eurodollars plus 160       6.88%        25,000       4,506
                                                  basis points
 Other Borrowings (1)...............................................................        --        8,785
                                                                                       --------    --------
                              Total.................................................   $575,000    $256,220
                                                                                       ========    ========

--------
(1) Other borrowings include a $2.4 million loan with Goldman Sachs to finance a golf loan and a $6.4 million sale of loans to Imperial Credit Commercial Mortgage Investment Corporation that has been accounted for as a financing.

  The Company has formed a joint venture with MLQ Investors, LP ("MLQ") pursuant to which all loan and lease activities of the Company's Golf Finance Group will be exclusively conducted by the new entity which is 50% owned and managed by each of the Company and MLQ. In connection therewith, Goldman Sachs Mortgage Company will make available to the new entity a 12-month, $100.0 million warehouse line of credit bearing interest at Libor plus 100 basis points.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank, a wholly owned subsidiary of ICII ("SPB") to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the year ended December 31, 1997, loans originated for SPB (and not repurchased), totaled approximately $7.4 million. The Company does not expect to originate a significant volume of loans for SPB under this arrangement in the future.

  The Company also has an equipment finance sale facility in place with Greenwich which is used to fund equipment loans and leases. Under the terms of the facility, the Company sells loans and future lease payment streams to Franchise Lease Funding Corporation II ("FLF2"), and FLF2 simultaneously borrows funds from Greenwich. The facility with Greenwich is for $100 million expiring in September 1998.

  The Company's sources of operating cash flow include: (i) loan origination income and fees; (ii) net interest income on loans held for sale; (iii) cash servicing income; (iv) premiums obtained in sales of whole loans and (v) cash proceeds from loan securitization. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees, as well as available borrowings generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities (the "haircut").

  Prior to the Offering, the Company's excess liquidity needs were funded by ICII. Excess liquidity needs of the Company have primarily included the haircut on loan originations and investments in certain equity ownership interests. The Company has no significant debt service obligations, lease payments or capital expenditures which are not covered by normal operating income. The interest rate on borrowings from ICII was fixed at 12% annually. At December 31, 1997, the Company had no outstanding borrowing with ICII. The Company made a final distribution of $3.0 million to the members of Franchise Mortgage LLC immediately prior to the completion of the Offering.

  For the year ended December 31, 1997, net cash provided by operating activities was $39.1 million. This excludes cash used in net loan originations of $257.2 million, which was attributable to the Company's increased loan origination volume. For the year ended December 31, 1996, net cash provided by operating activities was $5.1 million, exclusive of cash provided by net loan origination activity of $82.3 million.

  For the year ended December 31, 1997, net cash provided by investing activities was $9.1 million, which was primarily attributable to the sale of securities relating to the restructuring of the Company's 1991-A securitization; the purchase of a $22.8 million bond (which was subsequently sold in 1998 for approximately the carrying value); the purchase of servicing rights from Southern Pacific Bank; and a retained interest of $11.7 million in the whole loan and lease sale to FLF2. For the year ended December 31, 1996, net cash used in investing activities was $49.9 million, which was primarily attributable to the purchase of securities related to the restructuring of the Company's 1991A securitization.

  For the year ended December 31, 1997, net cash provided by financing activities was $216.5 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan originations during the period, offset by a $9.3 million LLC distribution to its members. For the year ended December 31, 1996, net cash used in financing activities was $37.3 million, which was primarily attributable to the repayment of bonds relating to the restructuring of the Company's 1991A securitization, offset by $73.3 million in cash provided through borrowings from ICII and warehouse lines of credit and repurchase facilities.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next 12 months if the Company's future operations are consistent with management's expectations.

YEAR 2000 COMPUTER ISSUE

  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken.

  The Company utilizes some software and related computer hardware technologies essential to its operations that will be affected by the Year 2000 issue. The Company is currently making changes and enhancements to eliminate this problem internally and studying what additional actions will be necessary to make all of its computer systems Year 2000 compliant. The expense associated with these actions has yet to be fully determined, but could be material.

INTEREST RATE RISK MANAGEMENT

  The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received by the Company on the loans it originates or purchases and the interest rates payable by the Company under its warehouse financing facilities or for securities issued in its securitizations. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of such loans.

  The Company is required by its warehouse lending facilities to hedge all of its fixed-rate principal loan balance securing such facilities. The Company's hedging strategy normally includes selling U.S. Treasury futures in such amounts and maturities as to effectively hedge the interest rate volatility of its portfolio. The Company does not maintain naked or leveraged hedge positions.

  In addition, the Company from time to time may use various other hedging strategies to provide a level of protection against interest rate risks on its fixed-rate loans. These strategies may include forward sales of loans or loan-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of loan originations and purchases. While the Company believes its hedging strategies are cost-effective and provide some protection against interest rate risks, no hedging strategy can completely protect the Company from such risks. Further, the Company does not believe that hedging against the interest rate risks associated with adjustable-rate loans is cost-effective, and does not utilize the hedging strategies described above with respect to its adjustable-rate loans.

INFLATION

  The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of significantly increasing interest rates, demand for loans may be adversely affected.

TAX CONSIDERATIONS

  As a result of terminating its LLC status upon completion of the Offering, the Company was required to record deferred income taxes, which relate primarily to timing differences between financial and income tax reporting of gain on sale of loans that were attributable to the periods in which it qualified to be taxed as a limited liability company, which is similar to a partnership. The recording of such deferred income taxes resulted in a one-time, non-cash charge against earnings in the quarter ended December 31, 1997 as an additional income tax provision equal to the amount of the deferred income tax liability. As of December 31, 1997, the recorded amount of the Company's deferred income taxes was $15.0 million. See Notes 3 and 13 of Notes to Financial Statements.

ACCOUNTING CONSIDERATIONS

  The Company adopted a new accounting standard on January 1, 1997, and adopted additional accounting and disclosure standards on either December 31, 1997 or January 1, 1998. For a description of these standards and the effect, if any, adoption has had or will have on the Company's financial statements, see Note 3 of Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Independent Auditors' Report.............................................  28
   Balance Sheets...........................................................  29
   Statements of Operations.................................................  30
   Statements of Changes in Stockholders' or Members' Equity................  31
   Statements of Cash Flows.................................................  32
   Notes to Financial Statements............................................  33

  Schedules are omitted because they are either inapplicable or the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Franchise Mortgage Acceptance Company:

  We have audited the accompanying balance sheets of Franchise Mortgage Acceptance Company as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' or members' equity and cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the Predecessor six months ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franchise Mortgage Acceptance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the Predecessor six months ended June 30, 1995, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
January 21, 1998

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                           ASSETS
Cash and cash equivalents.................................... $  7,335 $    --
Interest bearing deposits--restricted........................    2,744    2,594
Securities available for sale................................   25,345   39,349
Loans and leases held for sale...............................  343,200   98,915
Retained interest in loan securitizations....................   19,177    6,908
Premises and equipment, net..................................    2,518    1,162
Goodwill.....................................................    4,315    4,332
Accrued interest receivable..................................    2,758      560
Other assets.................................................   14,840    6,356
                                                              -------- --------
    Total assets............................................. $422,232 $160,176
                                                              ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdraft............................................... $    --  $    171
Payable to Imperial Credit Industries, Inc...................      --    17,728
Borrowings...................................................  256,220  125,240
Current income taxes payable.................................      841      --
Deferred income taxes........................................   14,160      --
Other liabilities............................................   12,589    2,580
                                                              -------- --------
    Total liabilities........................................  283,810  145,719
                                                              -------- --------
Commitments and contingencies (note 18)
Stockholders' equity:
  Members' capital...........................................      --     5,792
  Preferred stock, $.001 par value; 10,000,000 shares autho-
   rized at December 31, 1997, none authorized at December
   31, 1996; none issued and outstanding.....................      --       --
  Common stock, $.001 par value; 100,000,000 shares autho-
   rized at December 31, 1997, none authorized at December
   31, 1996; 28,715,625 shares issued and outstanding at De-
   cember 31, 1997...........................................       29      --
  Additional paid in capital.................................  118,330      --
  Retained earnings..........................................   20,063    8,665
                                                              -------- --------
  Total stockholders' equity.................................  138,422   14,457
                                                              -------- --------
  Total liabilities and stockholders' equity................. $422,232 $160,176
                                                              ======== ========

                See accompanying notes to financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                            STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                     PREDECESSOR
                                                                     -----------
                                         YEAR ENDED      SIX MONTHS  SIX MONTHS
                                        DECEMBER 31,       ENDED        ENDED
                                       ---------------- DECEMBER 31,  JUNE 30,
                                        1997     1996       1995        1995
                                       -------  ------- ------------ -----------
Revenue:
  Gain on sale of loans..............  $52,117  $18,671    $ --        $   --
                                       -------  -------    -----       -------
  Interest income....................   26,758   16,130    1,929         1,121
  Interest expense...................   21,602   14,489    1,690           967
                                       -------  -------    -----       -------
  Net interest income................    5,156    1,641      239           154
                                       -------  -------    -----       -------
  Loan servicing income..............    3,314    1,191      349           326
  Other income (loss)................     (111)      63      --            --
                                       -------  -------    -----       -------
    Total............................   60,476   21,566      588           480
                                       -------  -------    -----       -------
Expense:
  Personnel..........................   13,636    8,270      356           931
  Professional services..............    2,416    1,093      106           477
  Travel.............................    1,585      614      155           182
  Business promotion.................    1,251      450       96            62
  Valuation allowances...............      933      --       --            --
  Occupancy..........................      683      310       94            55
  Goodwill amortization..............      425      411      146           --
  General and administrative.........    3,826    1,094      294           684
                                       -------  -------    -----       -------
    Total expense....................   24,755   12,242    1,247         2,391
                                       -------  -------    -----       -------
  Income (loss) before taxes.........   35,721    9,324     (659)       (1,911)
  Income taxes.......................   15,001      --       --            --
                                       -------  -------    -----       -------
    Net income (loss)................  $20,720  $ 9,324    $(659)      $(1,911)
                                       =======  =======    =====       =======
Basic and diluted income per share ..  $  0.91
                                       =======
Unaudited pro forma earnings data:
  Net income as reported.............           $ 9,324
  Pro forma income taxes.............             3,873
                                                -------
  Pro forma net income...............           $ 5,451
                                                =======
  Pro forma basic and diluted income
   per share.........................           $  0.25
                                                =======

                See accompanying notes to financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

           STATEMENTS OF CHANGES IN STOCKHOLDERS' OR MEMBERS' EQUITY
                                 (IN THOUSANDS)

                           NUMBER OF                   ADDITIONAL    ACCUMULATED         TOTAL
                            SHARES    MEMBERS'  COMMON  PAID-IN   (DEFICIT) RETAINED STOCKHOLDERS'
PREDECESSOR               OUTSTANDING CAPITAL   STOCK   CAPITAL        EARNINGS         EQUITY
-----------               ----------- --------  ------ ---------- ------------------ -------------
Balance, December 31,
 1994...................       --     $   --     $--    $    --         (2,797)          (2,797)
Net Loss................       --         --      --         --         (1,911)          (1,911)
                            ------    -------    ----   --------       -------         --------
Balance, June 30, 1995..       --     $   --     $--    $    --        $(4,708)        $ (4,708)
                            ======    =======    ====   ========       =======         ========
THE COMPANY
-----------
Members' contribution--
 ICII...................       --     $ 7,592    $--    $    --        $   --          $  7,592
Members' contribution--
 Knyal..................       --         645     --         --            --               645
Return of capital--
 ICII...................       --      (3,805)    --         --            --            (3,805)
Net loss................       --         --      --         --           (659)            (659)
                            ------    -------    ----   --------       -------         --------
Balance, December 31,
 1995...................       --     $ 4,432    $--    $    --        $  (659)        $  3,773
Net income..............       --         --      --         --          9,324            9,324
Members' Contribution--
 ICII...................       --       1,360     --         --            --             1,360
                            ------    -------    ----   --------       -------         --------
Balance, December 31,
 1996...................       --     $ 5,792    $--    $    --        $ 8,665         $ 14,457
Tax Distribution--ICII..       --         --      --         --         (4,215)          (4,215)
Tax Distribution--
 Knyal..................       --         --      --         --         (2,107)          (2,107)
LLC Distribution--ICII..       --         --      --         --         (2,000)          (2,000)
LLC Distribution--
 Knyal..................       --         --      --         --         (1,000)          (1,000)
Issuance of common
 stock, net of offering
 costs..................    28,716     (5,792)     29    118,330           --           112,567
Net income..............       --         --      --         --         20,720           20,720
                            ------    -------    ----   --------       -------         --------
Balance, December 31,
 1997...................    28,716    $   --     $ 29   $118,330       $20,063         $138,422
                            ======    =======    ====   ========       =======         ========


                See accompanying notes to financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    PREDECESSOR
                                                                    -----------
                                     YEAR ENDED         SIX MONTHS  SIX MONTHS
                                    DECEMBER 31,          ENDED        ENDED
                                 --------------------  DECEMBER 31,  JUNE 30,
                                   1997       1996         1995        1995
                                 ---------  ---------  ------------ -----------
Cash flows from operating
 activities:
  Net income (loss)............. $  20,720  $   9,324   $    (659)   $ (1,911)
  Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities:
    Depreciation and amortiza-
     tion.......................     1,417      2,883         153          16
    Decrease (increase) in
     accrued interest
     receivable.................    (2,198)       548      (1,108)       (524)
    Increase in securities
     owned......................       --         --          --      (45,778)
    Provision for deferred in-
     come taxes.................    14,160        --          --          --
    Increase in current income
     taxes payable..............       841
    Increase (decrease) in other
     liabilities and accrued
     interest payable...........    10,009       (618)      3,198         828
    (Increase) decrease in other
     assets.....................    (6,271)    (7,027)     (2,245)      1,044
    Increase in valuation
     allowance for retained
     interest in loan
     securitizaitons............       400        --          --          --
    Loan and lease operations
      Loans and leases originat-
       ed.......................  (801,039)  (458,467)   (130,314)        --
      Gain on sale of loans and
       leases...................   (52,117)   (18,671)        --          --
      Loans sold to (purchased
       from) affiliates.........    22,043    222,462    (196,631)        --
      Provision for loan and
       lease losses.............       811        --          --          --
      Proceeds from loan sales
       and securitizations......   573,084    337,015     145,691         --
                                 ---------  ---------   ---------    --------
  Net cash provided (used) by
   operating activities.........  (218,140)    87,449    (181,915)    (46,325)
                                 ---------  ---------   ---------    --------
  Cash flows from investing ac-
   tivities:
    Purchases of premises and
     equipment..................    (1,781)    (1,190)       (162)         52
    Increase in interest bearing
     deposits...................      (150)    (2,594)        --          --
    Purchase of securities
     available for sale.........   (22,870)   (41,704)        --          --
    Sale of securities available
     for sale...................    36,571        --          --          --
    Purchase of other invest-
     ments......................      (408)    (4,383)        --          --
    (Purchase) sale of servicing
     rights.....................    (2,213)       --        3,805         --
                                 ---------  ---------   ---------    --------
  Net cash provided (used) by
   investing activities.........     9,149    (49,871)      3,643          52
                                 ---------  ---------   ---------    --------
  Cash flows from financing ac-
   tivities:
    Issuance (repayment) of
     bonds......................       --    (111,995)    111,995         --
    Net change in borrowings
     from ICII..................   (17,728)    17,728         --          --
    Increase in borrowings......   130,980     55,603      69,637      46,391
    Proceeds from issuance of
     common stock...............   112,567        --          --          --
    Member (distributions) con-
     tributions.................    (9,322)     1,360      (3,805)        --
                                 ---------  ---------   ---------    --------
  Net cash provided (used) by
   financing activities.........   216,497    (37,304)    177,827      46,391
                                 ---------  ---------   ---------    --------
Net change in cash..............     7,506        274        (445)        118
Cash (book overdraft) at
 beginning of period............      (171)      (445)        --          102
                                 ---------  ---------   ---------    --------
Cash (book overdraft) at end of
 period......................... $   7,335  $    (171)  $    (445)   $    220
                                 =========  =========   =========    ========

                See accompanying notes to financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

(1) ORGANIZATION

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

  The Company's predecessor, FLRT, Inc. (formerly Franchise Mortgage Acceptance Corporation), was incorporated by Wayne L. Knyal as a California corporation in April 1991 and was wholly owned by him at that time. FLRT, Inc. and certain individuals formed a limited partnership for the purpose of originating and securitizing franchise loans. As the general partner of such limited partnership, FLRT, Inc. owned the sole rights to service such loans ("FLRT Servicing Contracts"). In March 1993, Mr. Knyal entered into a joint venture with Greenwich Capital Financial Products, Inc. ("Greenwich") pursuant to which Mr. Knyal became the president of the Franchise Mortgage Acceptance Company division ("FMAC Division") of Greenwich. Between March 1993 and June 1995, the Company originated and securitized franchise loans through the FMAC Division. However, FLRT, Inc. retained all rights to the FLRT Servicing Contracts.

  On June 30, 1995, Imperial Credit Industries, Inc. ("ICII") acquired from Greenwich certain assets of the FMAC Division, including all of Greenwich's rights under the FMAC Servicing Contracts. The FMAC Servicing Contracts pertain to the servicing of franchise loans that were previously securitized by Greenwich through the FMAC Division and other franchise loans owned by Greenwich. Concurrent with the closing of the transactions described above, ICII entered into an operating agreement with Mr. Knyal for the formation of Franchise Mortgage LLC. Under the terms of the Franchise Mortgage LLC operating agreement, in exchange for a 66 2/3% ownership interest in Franchise Mortgage LLC, ICII was obligated to contribute to Franchise Mortgage LLC $1.4 million in cash and all of the assets purchased from Greenwich. In exchange for a 33 1/3% ownership interest in Franchise Mortgage LLC, Knyal caused his wholly owned company, FLRT, Inc., to contribute to Franchise Mortgage LLC all of its rights under a servicing contract pertaining to franchise loans that were previously securitized by FLRT, Inc.

  On August 30, 1995, ICII completed the acquisition of certain net assets of the FMAC Division for a net purchase price of $7.6 million which included $3.8 million in contingent consideration based on loan originations after the date of acquisition up to a maximum principal amount of such loans equal to $250.0 million. The acquisition was recorded using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill of $4.4 million.

  On November 18, 1997, the Company completed its initial public offering (the "Offering") pursuant to which 10,000,000 shares of common stock were sold to the public at a price of $18.00 per share. On November 28, 1997, 890,625 additional shares of common stock were sold to the public at the sale price of $18.00 per share. Net proceeds to the Company after offering costs of $1.7 million were $112.6 million.

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the initial public offering, ICII and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock.

(2) BASIS OF PRESENTATION

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include loans and leases held for sale, securities available for sale and retained interest in loan securitizations. Actual results could differ significantly from those estimates.

  The accompanying statements of operations and cash flows for the six months ended June 30, 1995 are those of the Company's predecessor, the FMAC Division. Revenues and interest expense appearing on such statement of operations result from assets and debt of the FMAC Division which were accounted for separately by Greenwich. Personnel and commission expense appearing on such statement of operations apply to the employees of the FMAC Division, and such expense was also accounted for separately by Greenwich. All other expenses of the FMAC Division were either directly assigned or allocated to the FMAC Division by Greenwich based on either actual utilization or the number of FMAC Division employees. Management believes that the method used to allocate the expenses of Greenwich to the FMAC Division was reasonable and that the Company's expenses on a stand alone basis as if the Company had operated during the predecessor period as an entity unaffiliated with Greenwich are not materially different from those expenses presented.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

 Investment Securities

  The Company classifies investments as held-to-maturity, or available for sale. Held-to-maturity investments are reported at amortized cost. Available for sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. Discount and premium on such securities are amortized to income using the interest method over the life of the securities.

  Realized gains and losses on securities available for sale are included in earnings at the time of sale using the specific identification method for determining the cost of securities sold.

 Loans and Leases Held for Sale

  Loans and leases held for sale are carried at the lower of aggregate cost or market.

 Retained Interest in Loan Securitizations

  The Company may create retained interest in loan securitizations as a result of the sale of loans into securitization trusts. Securitizations are generally structured with several classes, which reflect the spectrum of bond credit ratings. Retained interests in loan securitizations are recorded at estimated fair value, with unrealized gains and losses included in operations. The Company generally structures this interest as a first loss certificate at a substantial discount from par. The notional amount may be 3% to 7% of the securitization, but the face amount is generally 20 to 50 basis points.

  Each loan securitization has specific credit enhancement cash flow requirements that must be met before the Company receives or accrues any earnings on its retained interests. As the securitized assets generate excess cash flows, they are initially used to pay down the balance of the various classes.

  Retained interest in loan securitizations is classified as available for sale and income is amortized using the interest method. To the extent that actual future performance results are less than the Company's original

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
performance estimates, the Company's retained interest in loan securitizations will be written down through a charge to operations in that period.

 Purchased Servicing Rights

  Purchased servicing rights represent the amortized cost of acquiring the right to service loans. The total cost of the loans is allocated to the servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the purchased servicing is capitalized and amortized in proportion to, and over the period of, estimated net servicing income.

  The Company assesses the impairment of the purchased servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. For the purpose of measuring impairment, the Company has stratified the capitalized servicing rights using the following risk characteristics: loan program type and interest rate traunche in 100 basis point increments.

  In order to determine fair value of the servicing rights, the Company uses market prices under comparable servicing sales contracts, when available, or alternatively, it uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are determined from market sources for loans with similar coupons and prepayment rates for comparable loans. In addition, the Company uses market comparables for estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan and default rates. Amounts capitalized are recorded at cost, net of accumulated amortization, and valuation allowances.

 Loan and Lease Sales and Related Gain or Loss

  Loans and leases are sold through either securitizations or whole loan sales with servicing generally retained by the Company. Securitizations typically require credit enhancements in the form of cash reserves or overcollateralization, some of which may be reflected as retained interest in loan securitizations on the Company's balance sheet. Sales are recognized when the transaction settles and the risks and rewards of ownership are legally transferred to the purchaser.

  Gain is recognized to the extent that the selling price exceeds the carrying value of the loans or leases sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. The assets obtained in a sale include, generally, retained interest in securitizations, servicing assets, and call options. Liabilities incurred in a sale include, generally, recourse obligations, and servicing liabilities. In the securitizations completed to date, the Company retained call options giving it the right to repurchase loans sold when the outstanding amount of such loans is 1% to 10% or less of the original amount sold, depending on the terms of the related securitization. As these call options are equivalent to a cleanup call, the Company has ascribed no value to them. The Company has not established servicing assets or liabilities, although the Company retained the servicing rights on the loans and leases sold, because management has determined that revenues from contractually specified servicing fees (approximately 30 basis points) and other ancillary sources are just adequate to compensate the Company for its servicing responsibilities. Recourse obligations are included in the retained interests through discounting. The securitizations completed to date had no put option features.

  In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows therefrom and discounts such cash flows at interest rates determined by management (ranging from 11% to 20%) to be rates market participants would use in similar circumstances. The Company began using a 20% discount rate of the retained equity portion for its securitizations in 1997. Quoted market prices are not available as no active market exists for retained interest in loan and lease securitizations.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

In estimating the cash flows, the Company considers default and prepayment rates. To date, the default rate used by the Company has been zero because the Company has incurred no credit losses. Management does, however, continually review the credit loss assumption and makes changes thereto based on portfolio trends and risks associated with new products. Generally, the Company has used zero prepayment rates because a prepayment penalty contained in lending documents has deterred borrower prepayments significantly.

 Loan and Lease Origination Fees

  Origination fees received on loans and leases held for sale, net of direct costs related to the origination of the loans and leases, are deferred as an adjustment to the carrying value of loans and leases held for sale. At the time of sale of the related loans and leases, such deferred fees are taken into income and included with the gain or loss on sale of loans and leases.

 Servicing Fees

  Servicing fees are earned on the cash flow streams from various pools of sold or securitized loans and leases serviced for others. Servicing fees are recognized as income when received. At December 31, 1997, 1996, and 1995, the Company serviced loans and leases of $1,286.7 million, $593.7 million and $207.7 million, respectively, for affiliates and others.

 Premises and Equipment, Net

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years). Leasehold improvements are amortized over the terms of their related leases or the estimated useful lives of improvements, whichever is shorter.

 Income Taxes

  Prior to the Offering, the Company was organized as a Limited Liability Company under the Internal Revenue Code and the corresponding state tax laws. Accordingly, income was taxed directly to the members for Federal income and state franchise tax purposes. In addition, the California Franchise Tax Board imposed the minimum tax as well as an annual fee not to exceed $4,500 for years ending prior to 1997. The Company converted its tax filing status from an LLC to a C Corporation on November 18, 1997.

  Income taxes are provided by the Company based on taxable income and are adjusted for the change in deferred tax assets and liabilities which are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Goodwill

  Goodwill is amortized on a straight-line basis over its estimated useful life of 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

 Income Per Share

  Basic and diluted income per common share are computed based on the weighted average number of shares outstanding during the year plus common stock equivalents deemed to be dilutive. The number of shares used in

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
computations are given retroactive effect for stock dividends and splits, if any, for all periods presented. The weighted average number of shares of common stock used in computing income per share was 22,669,949. There are presently no dilutive common stock equivalents.

 Stock Based Compensation

  During 1997, the Company granted stock options to its employees and directors. The Company will provide pro forma net income disclosures for stock option grants made in 1997 and future years as if the fair-value-based method had been applied. Compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 Hedging Program

  The Company regularly securitizes and sells fixed- and variable-rate loans. To offset the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling United States Treasury futures contracts. Unrealized and realized gains and losses on such positions are deferred as an adjustment to the carrying value of loans and leases held for sale and included in income as gain or loss on sale of loans when the related loans are sold.

  Management has determined that hedge accounting is appropriate for the Company's hedging program because the hedged loans expose the Company to price risk, the futures contracts reduce that risk and are designated as hedges, and at the inception of the hedge and throughout the hedge period, there is a high correlation between the price of the futures contracts and the fair value of the loans being hedged. In the event correlation does not remain high, the futures contracts will cease to be accounted for as hedges and a gain or loss will be recognized to the extent the futures results have not been offset by the price changes of the hedged loans.

 Year 2000

  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken. The Company utilizes some software and related computer hardware technologies essential to its operations that will be affected by the Year 2000 issue. The Company is currently making changes and enhancements to eliminate this problem internally and studying what additional actions will be necessary to make all of its computer systems Year 2000 compliant. Any expenses related to the Year 2000 issue are being expensed as incurred.

 Recent Accounting Pronouncements

  The Company adopted on January 1, 1997, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are assessed for impairment based on their fair value. The implementation of SFAS 125 did not have a material impact on the Company's financial condition or results of operations. Under the provisions of SFAS 125, securitization interests retained by the Company as a result of securitization transactions will be held as either available for sale or trading.

  The Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128") on December 31, 1997. SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The implementation of SFAS 128 did not have a material impact on the Company's financial condition or results of operations.

  The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") on December 31, 1997. SFAS 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS 129 also supersedes specific requirements found in previously issued accounting statements. The implementation of SFAS 129 did not have a material impact on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management believes that the adoption of SFAS 130 will have no material effect on the Company's financial condition or results of operations.

  The FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS 131") in June 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of SFAS 131 will have no material effect on the Company's financial condition or results of operations.

(4) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest for the years ended December 31, 1997 and 1996 was $21.0 million and $15.6 million, respectively. Cash paid for interest during the six months ended December 31, 1995 and June 30, 1995 totaled $1.4 million and $0.5 million, respectively. During 1996, ICII contributed $1.4 million to the Company by decreasing the balances of the outstanding payable to ICII by the amount of the contribution.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  Non-cash transactions for the six months ended December 31, 1995 included the contribution of all of the assets acquired by ICII from Greenwich including $80,000 of premises and equipment, $11,000 of prepaid expenses and approximately $3.1 million of servicing rights. In addition, servicing rights totaling $645,000 were contributed by Mr. Knyal for his interest in the Company.

(5) SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of asset-backed securities issued by the Company. For the years ended December 31, 1997 and 1996, activity in securities available for sale was as follows:

                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                            --------------------------------------------------------------------
                            BEGINNING             CASH     DISCOUNT   HEDGING            ENDING
                             BALANCE   PURCHASED RECEIVED  ACCRETION (GAIN) LOSS  SOLD   BALANCE
                            ---------- --------- --------  --------- ----------- ------- -------
                                                      (IN THOUSANDS)
   1994-A(1)...............  $ 1,814    $   --   $  (474)    $259       $--      $   --  $ 1,599
   1995-A(1)...............      964        --      (224)     136        --          --      876
   1991-A(2)...............   36,571        --       --       --         --       36,571     --
   1997-B(3)...............      --      22,752      --       --         118         --   22,870
                             -------    -------  -------     ----       ----     ------- -------
   Totals..................  $39,349    $22,752  $  (698)    $395       $118     $36,571 $25,345
                             =======    =======  =======     ====       ====     ======= =======
                                           FOR THE YEAR ENDED DECEMBER 31, 1996
                            --------------------------------------------------------------------
                            BEGINNING             CASH     DISCOUNT   HEDGING            ENDING
                             BALANCE   PURCHASED RECEIVED  ACCRETION (GAIN) LOSS  SOLD   BALANCE
                            ---------- --------- --------  --------- ----------- ------- -------
                                                      (IN THOUSANDS)
   1994-A(1)...............  $   --     $ 1,928  $  (257)    $143       $--      $   --  $ 1,814
   1995-A(1)...............      --       1,019     (130)      75        --          --      964
   1991-A(2)...............      --      38,756   (2,004)    (181)       --          --   36,571
                             -------    -------  -------     ----       ----     ------- -------
   Totals..................  $   --     $41,703  $(2,391)    $ 37       $--      $   --  $39,349
                             =======    =======  =======     ====       ====     ======= =======

--------
(1) 1994-A and 1995-A are interest-only strips that were purchased from Greenwich in June 1996.
(2) 1991-A was purchased from Greenwich in August 1996, and included a $1.5 million premium. This security was sold in January 1997.
(3) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997.

(6) LOANS AND LEASES HELD FOR SALE

  At December 31, 1997 and 1996, loans and leases held for sale consisted of the following:

                                                                1997     1996
                                                              --------  -------
                                                               (IN THOUSANDS)
   Loans....................................................  $327,235  $94,490
   Equipment loans and leases...............................    19,500    4,371
   Allowance for loan and lease losses......................      (811)     --
   Net deferred loan fees...................................    (2,530)    (750)
   Unearned lease income....................................    (5,520)    (497)
   Lease residuals..........................................       301       14
   Margin and deferred net losses on futures contracts used
    to hedge loans held for sale............................     5,025    1,287
                                                              --------  -------
    Loans and leases held for sale..........................  $343,200  $98,915
                                                              ========  =======

  The Company's loans and leases are primarily comprised of loans to experienced operators of nationally recognized franchise concepts. A substantial portion of its debtors' ability to honor their contracts is dependent upon the cash flows generated by the franchise units themselves. The loans and leases are generally collateralized by the business property and the real estate on which the franchises are located.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  Loans and leases held for sale were pledged as collateral for the borrowings and bonds of the Company. Non-accrual loans, including impaired loans, totaled $4.0 million at December 31, 1997. There were three restructured loans totaling $844,000 at December 31, 1997, which were on accrual. As of December 31, 1996, there were no nonaccrual, restructured, or impaired loans.

  As of December 31, 1997, the future minimum lease payments to be received for each of the five succeeding fiscal years are represented in the table below. Since the Company intends to sell its leases, there is no guarantee that these lease payments will continue to be received.

                                                                    FUTURE LEASE
      YEAR                                                            PAYMENTS
      ----                                                          ------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
      1998........................................................    $ 3,241
      1999........................................................      3,289
      2000........................................................      3,281
      2001........................................................      3,306
      2002........................................................      2,716
      Thereafter..................................................      4,338
                                                                      -------
       Total......................................................    $20,171
                                                                      =======

(7) RETAINED INTEREST IN LOAN SECURITIZATIONS

  Activity in retained interest in loan securitizations was as follows for the years ended December 31, 1997 and 1996:

                                                                 1997     1996
                                                                -------  ------
                                                                (IN THOUSANDS)
      Balance, January 1....................................... $ 6,908  $  --
      Additions................................................  17,895   7,270
      Accretion................................................     770     503
      Cash received............................................  (1,034)   (339)
      Valuation allowance......................................  (5,362)   (526)
                                                                -------  ------
      Balance, December 31..................................... $19,177  $6,908
                                                                =======  ======

  The components of retained interest in loan securitizations were as follows at the dates indicated:

                                                       DECEMBER 31, DECEMBER 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (IN THOUSANDS)
      Overcollateralization amounts...................   $18,152       $5,208
      Cash reserve deposit--restricted................     6,781        2,092
      Residual interests..............................       132          134
      Valuation allowance.............................    (5,888)        (526)
                                                         -------       ------
                                                         $19,177       $6,908
                                                         =======       ======

(8) ACQUISITION

  In April 1997, the Company acquired certain net assets of Enterprise Financial Group for a purchase price of $408,000. The acquisition was recorded using the purchase method of accounting. Under this method of accounting the purchase price was allocated to the respective assets acquired. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of approximately $408,000.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(9) PREMISES AND EQUIPMENT, NET

  Premises and equipment consisted of the following at December 31, 1997 and 1996:

                                                                 1997     1996
                                                                -------  -------
                                                                (IN THOUSANDS)
      Furniture, fixtures and equipment........................ $ 2,359  $   968
      Leasehold improvements...................................     255       78
      Construction in progress.................................     453      240
        Less accumulated depreciation and amortization.........    (549)    (124)
                                                                -------  -------
      Balance, December 31..................................... $ 2,518  $ 1,162
                                                                =======  =======

(10) HEDGING

  As of December 31, 1997 and 1996, the Company had open positions of $240.4 million and $94.1 million, respectively, related to United States Treasury futures contracts used to hedge loans and leases held for sale. At December 31, 1997 and 1996, the Company's unrealized and realized net losses on future contracts were $5.0 million and $1.3 million, respectively.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(11) BORROWINGS

  Borrowings consisted of the following at December 31, 1997 and 1996 (dollars in thousands):

                                                                           DECEMBER 31, 1997
                                                                   ----------------------------------
                                                                   INTEREST COMMITMENT   PRINCIPAL
   WAREHOUSE         EXPIRATION DATE              INDEX              RATE     AMOUNT   OUTSTANDING(1)
   ---------        ------------------ --------------------------- -------- ---------- --------------
CS First            December 31, 1998  One-month Libor plus 160 to 7.32% to  $300,000     $127,249
Boston..........                       235 basis points               8.07%
Banco               June 1, 1998       One-month Libor plus 160       7.32%    50,000       21,649
Santander.......                       basis points
Morgan Stanley..    September 30, 1998 One-month Libor plus 95 to  6.67% to   200,000       94,031
                                       155 basis points               7.27%
Greenwich
Capital
Financial
Products,
Inc.(2).........    30 days on demand  Libor plus 125 basis points      --        --           --
Southern Pacific    Not specified      Coupon less approximately        --        --           --
Bank............                       50 basis points
Sanwa Bank......    June 30, 1998      Eurodollars plus 160 basis     6.88%    25,000        4,506
                                       points
Imperial Credit     Not Specified      Fixed                            --        --           --
Industries,
Inc. ...........
Other                                                                   --        --         8,785
borrowings(3)(4)..
                                                                             --------     --------
                                                                             $575,000     $256,220
                                                                             ========     ========
                              DECEMBER 31, 1996
                    -------------------------------------
                    INTEREST  COMMITMENT     PRINCIPAL
   WAREHOUSE          RATE      AMOUNT     OUTSTANDING(1)
   ---------        -------- ------------- --------------
CS First              7.31%  $     300,000    $ 48,673
Boston..........
Banco                 7.63%         50,000      16,181
Santander.......
Morgan Stanley..        --             --          --
Greenwich
Capital
Financial
Products,
Inc.(2).........      7.36%  Not Specified      35,158
Southern Pacific      9.17%         25,228      25,228
Bank............
Sanwa Bank......        --             --          --
Imperial Credit      12.00%  Not Specified      17,728
Industries,
Inc. ...........
Other                   --             --          --
borrowings(3)(4)..
                             ------------- --------------
                             $     375,228    $142,968
                             ============= ==============

----
(1) The above borrowings are collateralized by franchise loans and leases held for sale and interest bearing deposits.
(2) The proceeds of the loan from Greenwich Capital Financial Products, Inc. at December 31, 1996, were used to purchase asset-backed securities totaling $39.3 million which are included in securities available for sale in the accompanying balance sheets.
(3) Other borrowings include a $2.4 million loan with Goldman Sachs to finance a golf loan and a $6.4 million sale of loans to Imperial Credit Commercial Mortgage Investment Corporation, a subsidiary of ICII, that has been accounted for as a financing.
(4) The Company also has an equipment finance sale facility in place with Greenwich which is used to fund equipment loans and leases. Under the terms of the facility, the Company sells loans and future lease payment streams to Franchise Lease Funding Corporation II ("FLF2"), and FLF2 simultaneously borrows funds from Greenwich. The facility with Greenwich is for $100 million expiring in September 1998.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(12) BONDS

  In December 1995, the Company, through a special purpose entity ("SPE"), issued pass-through certificates (the "Bonds") secured by $105.2 million of franchise loans. The Bonds consisted of three separate classes, Class A, Class B and Class C, with principal balances at December 31, 1995 of approximately $92.6 million, $4.2 million and $4.2 million, respectively. The Class C bonds were subordinate to Class B, and both Class B and C are subordinate to Class
A. The Bonds had a weighted average loan rate of 9.63%, a pass-through rate of 8.59%, and a stated maturity of 13 years. The premium associated with the Bonds of $11.0 million was amortized as an adjustment to interest expense over the anticipated life of the Bonds. Due to the Company's retained interest in the SPE and the disproportionate payments on the pass-through certificates, the Company accounted for this transaction as a financing.

  On March 28, 1996, the Company sold its interest in the SPE to Imperial Credit Mortgage Holdings, Inc. an affiliate, receiving proceeds from the sale of $2.8 million. As a result of the sale, the Company removed from its balance sheet the loans and related bonds of $111.2 million and $112.0 million, respectively, resulting in a net gain of $3.6 million.

(13) INCOME TAXES

  The provision for income taxes for the year ended December 31, 1997 was as follows:

                                                                  (IN THOUSANDS)
      Current:
        Federal..................................................    $   609
        State....................................................        232
                                                                     -------
                                                                         841
                                                                     -------
      Deferred:
        Federal..................................................     10,665
        State....................................................      3,495
                                                                     -------
                                                                      14,160
                                                                     -------
        Total....................................................    $15,001
                                                                     =======

  Actual income taxes differ from the amount determined by applying the statutory Federal rate of 35% for the year ended December 31, 1997 as follows:

                                                                (IN THOUSANDS)
      Computed "expected" income taxes.........................    $ 3,508
      Income tax related to conversion from LLC to C Corpora-
       tion....................................................     10,997
      State tax, net of federal benefit........................        736
      Other....................................................       (240)
                                                                   -------
                                                                   $15,001
                                                                   =======

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  The components of the deferred tax liability at December 31, 1997 was as follows:

                                                                (IN THOUSANDS)
      Deferred Tax Assets:
        Loss reserves..........................................    $    317
        State taxes............................................       1,220
                                                                   --------
                                                                      1,537
      Deferred Tax Liabilities:
        Deferred loan fees.....................................      (1,002)
        Depreciation...........................................          (4)
        Gain on sale of loans and leases deferred for income
         tax purposes..........................................     (14,691)
                                                                   --------
                                                                    (15,697)
                                                                   --------
      Total Deferred Tax Liability.............................    $(14,160)
                                                                   ========

(14) EMPLOYEE BENEFITS PLANS

 Profit Sharing and 401(k) Plans

  The Company's employees participate in a 401(k) plan sponsored by FMAC. Under the plan, employees may elect to enroll at the beginning of any month after which the employee has been employed for at least six months. Employees may contribute up to 14% of their salaries. The Company will match 50% of the employee's contribution up to 4% of the employee's compensation. The Company may also make a discretionary contribution on an annual basis to be allocated to participants who have contributed in excess of 4% of their compensation. The allocation is based upon a formula set by the plan and requires a five-year vesting period. All forfeitures are allocated to the remaining participants in the plan. Distribution of vested benefits to a terminated participant in the 401(k) is made in accordance with the contribution allocation form signed by the employee. Distributions are made, by election of the participant, in either certificates of deposit, FMAC common stock, stock or bond mutual funds, or a combination thereof.

  The Company contributed approximately $163,000, $88,000, and $13,000 to the 401(k) plan in for the years ended December 31, 1997 and 1996, and the six months ended December 31, 1995, respectively.

 1997 Stock Option Plan

  The Company's Board of Directors has adopted and its stockholders have approved the 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan"), which provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs"), deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards ("Awards"). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the Stock Option Plan was November 18, 1997, the effective date of the Company's initial public offering.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of up to 10% of the shares of the Company's Common Stock outstanding after the Company's initial public offering, but not less than 2,700,000 shares. The number of shares reserved for issuance under the Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan.

  Under the Stock Option Plan, the Company may make loans available to stock option holders, subject to the Committee's approval, in connection with the exercise of stock options granted under the Stock Option Plan. If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the Stock Option Plan.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan ten years after the effective date of the Offering.

  On the effective date of the Company's initial public offering, November 18, 1997, the Company granted to certain employees and directors options to acquire 1,211,300 shares of common stock at $18.00 per share. On December 24, 1997, the Company granted to certain employees options to acquire 255,000 shares of common stock at $16.32 per share. Options vest under this plan at 20% on each anniversary from the date of grant for officers and employees and 100% on the first anniversary of the date of grant for directors.

  A summary of changes in outstanding stock options follows:

                                                                        1997
                                                                      ---------
     Options outstanding, beginning of year..........................       --
     Options granted................................................. 1,466,300
     Options exercised...............................................       --
     Options canceled................................................    (1,800)
                                                                      ---------
     Options outstanding, end of year................................ 1,464,500
                                                                      =========

  As of December 31, 1997, there were 1,335,500 remaining options available for future grants under this plan.

  Information as to stock option activity and prices of shares is as follows:

                                                                    WEIGHTED
                                         NUMBER OF  PRICE RANGE     AVERAGE
                                          SHARES     PER SHARE    OPTION PRICE
                                         --------- -------------- ------------
     Shares under option at:
       December 31, 1997................ 1,464,500 $16.32--$18.00    $17.81
     Options exercised during the year
      ended:
       December 31, 1997................       --  $ 0.00--$ 0.00    $ 0.00
     Options exercisable at:
       December 31, 1997................       --  $ 0.00--$ 0.00    $ 0.00

  The Company adopted the disclosure requirements of SFAS 123 and continues to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Company's stock option plan

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
been determined based on the fair value at the grant date for awards in 1997 consistent with provisions of SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                YEAR ENDED
                                                            DECEMBER 31, 1997
                                                          ----------------------
                                                              (IN THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
     Net income:
       As reported.......................................        $20,720
       Pro forma.........................................         20,280
     Basic and diluted income per share:
       As reported.......................................        $  0.91
       Pro forma.........................................           0.89

  The weighted average fair value at date of grant of options granted during 1997 was $9.21 per option. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
     Expected life (years)........................................      5.0
     Interest rate (1)............................................     5.73%
     Volatility...................................................    52.11%
     Dividend yield...............................................     0.00%

--------
(1) Based on 5-year U.S. Treasury rate.

(15) TRANSACTIONS WITH AFFILIATES

  In the ordinary course of business, the Company has conducted transactions with affiliated companies. In the opinion of management all such transactions are conducted at "arm's length" in accordance with the Company's policies.

  The Company provided subservicing on a contractual basis for servicing rights owned by SPB. At December 31, 1997 and 1996, there were approximately $0 million and $183 million of loans outstanding underlying this subservicing arrangement. The Company received approximately 13 basis points for providing such services. On December 31, 1997, the Company purchased these servicing rights from ICII for $2.2 million, which is included in other assets.

  The Company purchased $15.5 million in franchise loans at par value from SPB on June 26, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. The Company purchased $45.1 million in franchise loans at par value from SPB on December 24, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. On December 30, 1997, the Company sold $1.8 million of participation loans at par value to SPB.

  The Company also has a master purchase and sale agreement with SPB to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the year ended December 31, 1997, loans originated for SPB (and not

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
repurchased), totaled approximately $7.4 million. The Company does not expect to originate a significant volume of loans for SPB under this arrangement in the future.

  Cash paid to SPB for interest for the years ended December 31, 1997 and 1996 was approximately $0 and $10.3 million, respectively. Cash paid to SPB for interest for the six months ended December 31, 1995 was approximately $1.2 million.

  At December 31, 1996, the Company had borrowings from ICII outstanding of $17.7 million. The Company paid interest at 12% on the outstanding balance. The Company paid to ICII monthly 15 basis points on the Company's non-affiliate borrowing commitments in consideration for ICII's guaranty of such borrowings.

(16) EQUITY INVESTMENTS

  The Company periodically makes equity investments which are included in other assets. These investments represent interests in limited liability companies ("LLCs") or limited partnerships (collectively, the "investees") which were formed to own and operate restaurant franchise concepts, and are owned through investor LLCs, the members of which consist of the Company, the Company's chief executive officer, and ICII. Member ownership percentages in the investor LLCs range from 50% to 100% for the Company, from 0% to 0.33% for the chief executive officer, and from 0.67% to 50% for ICII. The Company consolidates all investor LLCs in which it has a greater than 50% ownership interest because the terms of the operating agreements vest control with the Company. The investor LLC in which the Company has a 50% ownership interest is accounted for under the equity method because the operating agreement provides for joint and equal management by the Company and the other 50% owner. These investments are accounted for by the Company under the equity method as the terms of the investment agreements do not place the investor LLCs or the Company in a position of control over the investees. A director of the Company owns 60% of one investee and the investor LLC owns 40%; such investor LLC is owned 50% by the Company and 50% by ICII.

  The Company's activity in equity investments was as follows:

                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                          -------------------------------------------------------------------
                                              ADDITIONAL
                          INVESTMENT   FMAC   INVESTMENT BEGINNING    NET     INCOME  ENDING
                             DATE    INTEREST OBLIGATION  BALANCE  INVESTMENT (LOSS)  BALANCE
                          ---------- -------- ---------- --------- ---------- ------  -------
                                                    (IN THOUSANDS)
Summerwood Ltd. ........    6/10/96    40.0%    $2,000    $2,000     $ --     $(715)  $1,285
Restaurant Management Of
 Carolina...............   11/19/96    32.5      2,000       933       --       (44)     889
Family Eats.............   12/20/96    49.0      1,550     1,450       --       194    1,644
Atlanta Franchise
 Development............    3/24/97    39.6        --        --        --       144      144
Hot 'N Now..............    4/16/97    20.0        --        --        --         6        6
Pate Restaurant
 Enterprises............    4/29/97    40.0        --        --        --       (63)     (63)
                                                ------    ------     -----    -----   ------
 Totals.................                        $5,550    $4,383     $ --     $(478)  $3,905
                                                ======    ======     =====    =====   ======

                                         FOR THE YEAR ENDED DECEMBER 31, 1996
                          ------------------------------------------------------------------
                                              ADDITIONAL
                          INVESTMENT   FMAC   INVESTMENT BEGINNING    NET     INCOME ENDING
                             DATE    INTEREST OBLIGATION  BALANCE  INVESTMENT (LOSS) BALANCE
                          ---------- -------- ---------- --------- ---------- ------ -------
                                                    (IN THOUSANDS)
Summerwood Ltd. ........    6/10/96    40.0%    $2,000     $ --      $2,000   $ --   $2,000
Restaurant Management Of
 Carolina...............   11/19/96    32.5      2,000       --         933     --      933
Family Eats.............   12/20/96    49.0      1,550       --       1,450     --    1,450
                                                ------     -----     ------   -----  ------
 Totals.................                        $5,550     $ --      $4,383   $ --   $4,383
                                                ======     =====     ======   =====  ======

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  The December 31, 1997, unpaid balances of loans to the investees made by the Company total approximately $110.2 million, of which $96.3 million has been securitized and sold and $13.9 million is included in loans held for sale. At December 31, 1997, none of these loans were past due.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial instruments include interest bearing deposits, securities available for sale, loans and leases held for sale, futures contracts used to hedge loans held for sale, retained interest in loan securitizations, receivables from and payables to affiliates, borrowings and bonds. Fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

  The carrying values of interest-bearing deposits and receivables from and payables to affiliates and members approximate fair value due to their short-term nature. The fair value of securities available for sale was based on discounted cash flow. The fair value of loans and leases held for sale is estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such loans. The fair value of retained interest in loan securitizations was estimated by discounting future cash flows using rates that an unaffiliated third-party purchaser would require on instruments with similar terms and remaining maturities. The fair values of borrowings and bonds was estimated by discounting cash flows at interest rates for debt having similar credit ratings and maturities.

  The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows (in thousands):

                                              1997                 1996
                                      -------------------- --------------------
                                      CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                       AMOUNT   FAIR VALUE  AMOUNT   FAIR VALUE
                                      --------- ---------- --------- ----------
Assets:
  Interest bearing deposits.......... $  2,744   $  2,744  $  2,594   $  2,594
  Loans and leases held for sale.....  343,200    343,200    98,915    102,872
  Retained interest in loan
   securitizations...................   19,177     19,177     6,908      6,908
  Securities available for sale......   25,345     25,345    39,349     39,349
Liabilities:
  Payable due to Imperial Credit
   Industries, Inc. ................. $    --    $    --   $ 17,728   $ 17,728
  Borrowings.........................  256,220    256,220   125,240    125,240

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(18) COMMITMENTS AND CONTINGENCIES

 Leases

  Minimum rental commitments under noncancelable operating leases at December 31, 1997, were as follows (in thousands):

     YEAR ENDED DECEMBER 31,
     -----------------------
       1998............................................................. $ 1,655
       1999.............................................................   1,784
       2000.............................................................   1,772
       2001.............................................................   1,723
       2002.............................................................   1,279
       Thereafter.......................................................   3,100
                                                                         -------
         Total.......................................................... $11,313
                                                                         =======

  Rent expense for the year ended December 31, 1997 and 1996, and the six months ended December 31, 1995 was $644,000, $292,000, and $94,000, respectively.

 Litigation

  The Company is not currently involved in any litigation arising from the normal course of business.

  The predecessor entity to Franchise Mortgage LLC, and Mr. Knyal, among others, are named as defendants in De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. Counsel to the predecessor entity and Mr. Knyal believe that the claim is without merit and intend to defend it vigorously. ICII and FLRT, Inc. have agreed to indemnify the Company against any and all liability that the Company and its stockholders (other than ICII and FLRT, Inc.) may incur as a result of this lawsuit.

 Loan Servicing

  Related fiduciary funds held in trust for investors in non-interest bearing accounts at unaffiliated financial institutions totaled approximately $0 as of December 31, 1997. These funds are segregated in special bank accounts and are held as deposits in such financial institutions.

 Loan Commitments

  As of December 31, 1997, the Company had open short-term lending commitments amounting to approximately $91.5 million in process subject to credit approval. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of hedging strategies applied to each loan at the time of funding.

(19) UNAUDITED SUBSEQUENT EVENT

  On March 9, 1998, the Company entered into a definitive agreement pursuant to which the Company will purchase the assets and assume certain liabilities of Bankers Mutual, a Mortgage Banking Corporation and Bankers Mutual Mortgage, Inc. (collectively, "Bankers"). Bankers is a Federal National Mortgage Association Delegated Underwriting and Servicing lender. The purchase price consists of cash of $61.5 million, a note for $5.0 million, and contingent cash payments of up to $30 million over three years dependent upon the achievement of certain operating results. At December 31, 1997, Bankers had total assets, liabilities and stockholders' equity of approximately $33.6 million, $17.5 million, and $16.1 million, respectively. For the year ended December 31, 1997, Bankers had net income of approximately $4.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item (other than the information regarding executive officers set forth at the end of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed on or before April 30, 1998, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   EXHIBIT
   NUMBER   EXHIBIT DESCRIPTION
   -------  -------------------
     3.3*   Form of Articles of Incorporation of the Company
     3.4*   Form of Bylaws of the Company
     4.1*   Form of Specimen Common Stock Certificate
    10.1*   Form of 1997 Stock Option Plan and Form of Option Agreement
    10.2*   Form of Employment Agreement dated August 26, 1997 by and between the Company and Wayne L. Knyal
    27.1    Financial Data Schedule

--------
 * Incorporated by reference to, and all such Exhibits have the corresponding Exhibit number filed as part of, the Company's Registration Statement on Form S-1 (Commission File No. 333-34481) and Amendments No. 1, 2, and 3 filed with the SEC on August 27, 1997, October 10, 1997, October 24, 1997, and November 6, 1997, respectively.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Franchise Mortgage Acceptance
                                           Company

                                                   /s/ Wayne L. Knyal
                                          -------------------------------------
                                                       WAYNE L. KNYAL
                                              President and Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Wayne L. Knyal            President, Chief         March 17, 1998
-------------------------------------   Executive Officer and
             WAYNE L. KNYAL             Director (Principal
                                        Executive Officer)

       /s/ Raedelle A. Walker          Executive Vice           March 17, 1998
-------------------------------------   President and Chief
           RAEDELLE A. WALKER           Financial Officer
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

        /s/ H. Wayne Snavely           Chairman of the          March 17, 1998
-------------------------------------   Board
            H. WAYNE SNAVELY

         /s/ Ronald V. Davis           Director                 March 17, 1998
-------------------------------------
             RONALD V. DAVIS

     /s/ G. Louis Graziadio, III       Director                 March 17, 1998
-------------------------------------
         G. LOUIS GRAZIADIO, III

         /s/ Perry A. Lerner           Director                 March 17, 1998
-------------------------------------
             PERRY A. LERNER

       /s/ Richard J. Loughlin         Director                 March 17, 1998
-------------------------------------
           RICHARD J. LOUGHLIN

     /s/ John E. Martin Director       Director                 March 17, 1998
-------------------------------------
         JOHN E. MARTIN

       /s/ Michael L. Matkins          Director                 March 17, 1998
-------------------------------------
           MICHAEL L. MATKINS