Form 10-Q
period 1998-03-31
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1998-05-14
CIK 1045007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                       COMMISSION FILE NUMBER: 333-34481

                                      FMAC

                     Franchise Mortgage Acceptance Company
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                               95-4649104
   -------------------------------      ------------------------------------
   (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)


1888 Century Park East, Third Floor                90067
LOS ANGELES, CALIFORNIA                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 229-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     NO
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


     Class                             SHARES OUTSTANDING AT APRIL 30, 1998
     -----                             ------------------------------------

     Common Stock, $0.001 par value    28,715,625

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                PART I - FINANCIAL INFORMATION                                         PAGE
                                                ------------------------------                                         ----
ITEM 1       FINANCIAL STATEMENTS
             --------------------
                 Balance Sheets - March 31, 1998 and December 31, 1997.......................................          3

                 Statements of Operations - Three months ended March 31, 1998 and 1997.......................          4

                 Statements of Cash Flows - Three months ended March 31, 1998 and 1997.......................          5

                 Notes to Financial Statements...............................................................          6

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........          9
             -------------------------------------------------------------------------------------

                                                  PART II - OTHER INFORMATION
                                                  ---------------------------
ITEMS 1-6    NOT APPLICABLE..................................................................................
             --------------

             SIGNATURES......................................................................................          13
             ----------

FORWARD-LOOKING STATEMENTS

  When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                                 BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      March 31,           December 31,
                                                                        1998                  1997
                                                                        ----                  ----
                             ASSETS
Cash and cash equivalents.......................................        $ 61,126               $  7,335
Interest bearing deposits - restricted..........................           2,523                  2,744
Securities available for sale...................................           2,335                 25,345
Loans and leases held for sale..................................         478,656                343,200
Retained interest in loan securitizations.......................          19,070                 19,177
Premises and equipment, net.....................................           3,237                  2,518
Goodwill........................................................           4,200                  4,315
Accrued interest receivable.....................................           2,103                  2,758
Other assets....................................................           8,170                 14,840
                                                                        --------               --------
     Total assets...............................................        $581,420               $422,232
                                                                        ========               ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings......................................................        $404,482               $256,220
Deferred income taxes...........................................          19,383                 14,160
Other liabilities...............................................          12,204                 13,430
                                                                        --------               --------
     Total liabilities..........................................         436,069                283,810
                                                                        --------               --------

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares                          -                      -
    authorized; none issued and outstanding.....................
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 28,715,625 shares issued and outstanding........              29                     29
  Additional paid in capital....................................         118,044                118,330
  Retained earnings.............................................          27,278                 20,063
                                                                        --------               --------
  Total stockholders' equity....................................         145,351                138,422
                                                                        --------               --------
  Total liabilities and stockholders' equity....................        $581,420               $422,232
                                                                        ========               ========

                 See accompanying notes to financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                             1998            1997
                                                             ----            ----
Revenue:
  Gain (loss) on sale of loans and leases............      $16,741          $   (13)
                                                           -------          -------
  Interest income....................................       10,567            3,997
  Interest expense...................................        6,365            3,355
                                                           -------          -------
     Net interest income.............................        4,202              642
                                                           -------          -------
  Loan servicing income..............................        1,254              640
  Other income (loss)................................          (42)               -
                                                           -------          -------
     Total...........................................       22,155            1,269
                                                           -------          -------
Expense:
  Personnel..........................................        5,165            2,598
  Professional services..............................          596              478
  Travel.............................................          567              177
  Business promotion.................................          657              172
  Valuation allowances...............................            1                -
  Occupancy..........................................          356              116
  Goodwill amortization..............................          115               81
  General and administrative.........................        2,261              438
                                                           -------          -------
     Total expense...................................        9,718            4,060
                                                           -------          -------
  Income (loss) before taxes.........................       12,437           (2,791)
  Income taxes.......................................        5,223                -
                                                           -------          -------
     Net income (loss)...............................      $ 7,214          $(2,791)
                                                           =======          =======

Basic income per share...............................      $  0.25
                                                           =======
Weighted average shares outstanding..................       28,716
                                                           =======

Diluted income per share.............................      $  0.25
                                                           =======
Weighted average shares outstanding..................       28,805
                                                           =======

Unaudited pro forma earnings data:
 Net loss as reported................................                       $(2,791)
 Pro forma income tax benefit........................                        (1,172)
                                                                            -------
 Pro forma net loss..................................                       $(1,619)
                                                                            =======

 Pro forma basic and diluted loss per share..........                       $ (0.07)
                                                                            =======
 Weighted average shares outstanding.................                        21,888
                                                                            =======

                 See accompanying notes to financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                         1998               1997
                                                                                         ----               ----
Cash flows from operating activities:
   Net income (loss)..........................................................        $   7,214          $  (2,791)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
      Depreciation and amortization...........................................              482                498
      Decrease (increase) in accrued interest receivable......................              655               (630)
      Provision for deferred income taxes.....................................            5,223                 --
      Decrease in other liabilities...........................................           (1,226)              (169)
      Decrease in other assets................................................            6,670                532
      Loan and lease operations
         Loans and leases originated..........................................         (342,681)          (148,202)
         Payoffs and principal reduction......................................            5,145                 --
         Participations with affiliates.......................................            6,479                 --
         Gain on sale of loans and leases.....................................          (16,741)                --
         Loans sold to (purchased from) affiliates............................           12,559             (2,103)
         Provision for loan and lease losses..................................                1                 --
         Proceeds from loan sales and securitizations.........................          199,782                 --
                                                                                      ---------          ---------
   Net cash used in operating activities......................................         (116,438)          (152,865)
                                                                                      ---------          ---------

   Cash flows from investing activities:
      Purchases of premises and equipment.....................................             (945)              (289)
      Increase (decrease) in interest bearing deposits........................              221                (36)
      Sale of securities available for sale...................................           22,870             36,664
      Purchase of retained interests in securitizations.......................             (283)                --
      Proceeds from retained interests in securitizations.....................              390                 --
                                                                                      ---------          ---------
   Net cash provided by investing activities..................................           22,253             36,339
                                                                                      ---------          ---------

   Cash flows from financing activities:
      Net change in borrowings from ICII......................................               --              3,207
      Increase in borrowings..................................................          148,262            112,876
      Costs of issuance of common stock.......................................             (286)                --
                                                                                      ---------          ---------
   Net cash provided by financing activities..................................          147,976            116,083
                                                                                      ---------          ---------

Net change in cash............................................................           53,791               (443)
Cash (book overdraft) at beginning of period..................................            7,335               (171)
                                                                                      ---------          ---------
Cash (book overdraft) at end of period........................................        $  61,126          $    (614)
                                                                                      =========          =========

                 See accompanying notes to financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                         NOTES TO FINANCIAL STATEMENTS


(1) ORGANIZATION

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, a Delaware corporation along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

  On November 18, 1997, the Company completed its initial public offering (the "Offering") pursuant to which 10,000,000 shares of common stock were sold to the public at a price of $18.00 per share. On November 28, 1997, 890,625 additional shares of common stock were sold to the public at the sale price of $18.00 per share.

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the initial public offering, Imperial Credit Industries Inc. ("ICII") and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock.

(2) BASIS OF PRESENTATION

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include loans and leases held for sale, securities available for sale and retained interest in loan securitizations. Actual results could differ significantly from those estimates.

(3) SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of asset-backed securities issued by the Company. For the three months ended March 31, 1998 and the year ended December 31, 1997, activity in securities available for sale was as follows:

(In thousands)                              For the Three Months Ended March 31, 1998
                                            -----------------------------------------
                       Beginning                 Cash      Discount      Hedging                   Ending
                        Balance    Purchased   Received    Accretion   (Gain) Loss      Sold       Balance
                        -------    ---------   --------    ---------   -----------      ----       -------
1994-A (1)..........     $ 1,599     $     -      $(155)        $ 59          $  -    $       -    $ 1,503
1995-A (1)..........         876           -        (76)          32             -            -        832
1997-B (3)..........      22,870           -          -            -             -      (22,870)         -
                         -------     -------      -----         ----          ----    ---------    -------

Totals..............     $25,345     $     -      $(231)        $ 91          $  -    $ (22,870)   $ 2,335
                         =======     =======      =====         ====          ====    =========    =======
(In thousands)                                For the Year Ended December 31, 1997
                                              ------------------------------------
                       Beginning                 Cash      Discount      Hedging                   Ending
                        Balance    Purchased   Received    Accretion   (Gain) Loss      Sold      Balance
                        -------    ---------   --------    ---------   -----------      ----      -------
1994-A (1)..........     $ 1,814     $     -      $(474)        $259          $  -    $       -    $ 1,599
1995-A (1)..........         964           -       (224)         136             -            -        876
1991-A (2)..........      36,571           -          -            -             -      (36,571)         -
1997-B (3)..........           -      22,752          -            -           118            -     22,870
                         -------     -------      -----         ----          ----    ---------    -------

Totals..............     $39,349     $22,752      $(698)        $395          $118    $ (36,571)    $25,345
                         =======     =======      =====         ====          ====    =========     =======

------------

(1) 1994-A and 1995-A are interest-only strips that were purchased from Greenwich Capital Markets, Inc. in June 1996.
(2) 1991-A was purchased from Greenwich in August 1996, and included a $1.5 million premium. This security was sold in January 1997.
(3) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997 and was subsequently sold in March 1998.

(4) LOANS AND LEASES HELD FOR SALE

  The Company offers permanent loans, short-term loans (DEVCO and Seasoning loans), and equipment loans and leases to those sectors in which it operates. Substantially all of the Company's permanent loans are self-amortizing long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. DEVCO loans are short-term, interest-only loans offered to fund the development and construction of new business units. Seasoning loans are short-term, interest-only loans offered to fund the acquisition of new business units or the conversion of existing business units into a different franchise concept. Equipment loans are fixed rate products tied to U.S. Treasury rates that generally have a maximum term of up to 10 years. The Company's equipment leases generally range in term from 5 to 7 years and are substantially made up of "direct financing" leases.

At March 31, 1998 and December 31, 1997, loans and leases held for sale consisted of the following:

                                                                                                March 31,    December 31,
                                                                                                  1998           1997
                                                                                                ---------    ------------
                                                                                                      (In thousands)
  Permanent loans............................................................................    $260,614        $149,699
  Short-term loans...........................................................................     185,028         177,536
  Equipment loans and leases.................................................................      40,723          19,500
  Allowance for loan and lease losses........................................................        (999)           (998)
  Reserve fund deposits with Southern Pacific Bank...........................................         277             187
  Net deferred loan fees.....................................................................      (2,651)         (2,530)
  Unearned lease income......................................................................     (11,520)         (5,520)
  Lease residuals............................................................................         273             301
  Margin and deferred net losses on futures contracts used to hedge
    loans held for sale......................................................................       6,911           5,025
                                                                                                 --------        --------
      Loans and leases held for sale.........................................................    $478,656        $343,200
                                                                                                 ========        ========


  Loans and leases held for sale were pledged as collateral for the borrowings and bonds of the Company. Non-accrual loans, including impaired loans, totaled $4.0 million at both March 31, 1998 and December 31, 1997. There were three restructured loans totaling $844,000 at both March 31, 1998 and December 31, 1997, which were on accrual.

(5) RETAINED INTEREST IN LOAN SECURITIZATIONS

  Activity in retained interest in loan securitizations was as follows for the three months ended March 31, 1998 and the year ended December 31, 1997:

                                                              1998          1997
                                                              ----          ----
                                                                (In thousands)
     Balance, January 1...................................   $19,177      $ 6,908
     Additions............................................     1,292       17,895
     Accretion............................................         -          770
     Cash received........................................      (390)      (1,034)
     Valuation allowance..................................    (1,009)      (5,362)
                                                             -------      -------
     Balance, end of period...............................   $19,070      $19,177
                                                             =======      =======

  The components of retained interest in loan securitizations were as follows at the dates indicated:

                                                                 March 31,          December 31,
                                                                   1998                1997
                                                                   ----                ----
                                                                        (In thousands)
     Overcollateralization amounts............................    $18,313             $18,152
     Cash reserve deposit--restricted.........................      7,527               6,781
     Residual interests.......................................        127                 132
     Valuation allowance......................................     (6,897)             (5,888)
                                                                  -------             -------
     Balance, end of period...................................    $19,070             $19,177
                                                                  =======             =======

(6) BORROWINGS

  Borrowings at March 31, 1998 and December 31, 1997 consisted of the following:

                                                            March 31, 1998           December 31, 1997
                                                            --------------           -----------------
                                          Expiration   Commitment    Principal    Commitment    Principal
                Lender                       Date        Amount     Outstanding     Amount     Outstanding
                ------                       ----        ------     -----------     ------     -----------
                                                            (In thousands)             (In thousands)
Credit Suisse First Boston.............     12/31/98     $300,000      $223,255     $300,000      $127,249
Morgan Stanley.........................      9/30/98      200,000        92,739      200,000        94,031
Banco Santander........................       6/1/98       50,000        41,956       50,000        21,649
Sanwa Bank.............................      6/30/99       25,000        15,868       25,000         4,506
Other Borrowings (1)(2)................                         -         6,384            -         8,785
                                                         --------      --------     --------      --------
                                                         $575,000      $380,202     $575,000      $256,220
                                                         ========      ========     ========      ========

------------
(1) Other borrowings include a $6.4 million sale of loans that has been accounted for as a financing at March 31, 1998.
(2) Other borrowings include a $6.4 million sale of loans that has been accounted for as a financing and a $2.4 million loan from Goldman Sachs Mortgage Company to finance a golf loan at December 31, 1997.

  The above facilities have variable interest rates based on London Interbank Offered Rate ("Libor"). The weighted average interest rate on the outstanding principal balances of these facilities was 7.08% and 8.23% at March 31, 1998 and December 31, 1997, respectively. The FMAC Golf Finance Group, which is a 50% owned joint venture, has a $100.0 million warehouse facility with a subsidiary of a major investment bank. The outstanding balance on this facility was $24.3 million at March 31, 1998. The interest rate on this facility is based on Libor and expires in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  On April 1, 1998, the Company acquired substantially all of the assets and assumed the liabilities of Bankers Mutual and Bankers Mutual Mortgage, Inc. (together, "Bankers"). The acquisition was made pursuant to an Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers, and the holders of the outstanding shares of Bankers. Bankers is a Federal National Mortgage Association and Federal Home Loan Bank lender and servicer. The purchase price paid for the assets was the result of arms-length negotiations and consisted of the following: (i) payment by the Company to Bankers of $61.5 million in cash,
(ii) delivery of a promissory note in the principal amount of $5.0 million,
(iii) contingent cash payments of up to $30.0 million over three years dependent upon the achievement of certain operating results, and (iv) the Company's assumption of Bankers' liabilities. The source of funds used for the acquisition was cash on hand.

  With loan originations of more than $650 million in 1997 and a servicing portfolio of approximately $2.5 billion, Bankers has a significant presence in the multi-family income property lending market in the western United States, primarily in California. The Company believes that Bankers has a strong reputation, with lending and credit practices similar to those of the Company, making Bankers a good fit with the Company's current infrastructure. Among other potential benefits, the acquisition of Bankers is expected to strengthen the Company's securitization program by enabling the Company to further diversify its loan securitizations, enhancing the Company's profile in the bond markets.

  In April 1998, the Company formed a wholly owned insurance brokerage subsidiary, FMAC Insurance Services Inc., which offers property, casualty, and employee benefits policies and programs to businesses nationwide. In this business, the Company acts only as a broker, taking no insurance risks.

  In April 1998, the Company finalized a joint venture with MLQ Investors, LP ("MLQ") pursuant to which all loan and lease activities of the Company's Golf Finance Group will be exclusively conducted by the new entity known as FMAC Golf Finance Group which is 50% owned and managed by each of the Company and MLQ. In connection therewith, a $100.0 million warehouse line of credit has been established with a major investment banking firm to provide FMAC Golf Finance Group with financing. The line is a twelve-month facility with interest based on Libor.

LOAN AND LEASE ORIGINATIONS

 Types of Loan and Lease Products

  The Company offers permanent loans, DEVCO loans, Seasoning loans, and equipment loans and leases to those sectors in which it operates.

  Permanent loans. Substantially all of the Company's permanent loans are self-amortizing long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. Permanent loans generally have a maximum term and amortization of up to 20 years. Fixed rate loans are tied to the U.S. Treasury rates plus a spread while adjustable rate loans are tied to the London interbank offered rate (''LIBOR'') plus a spread and generally reprice on a monthly basis. As a cash flow lender, the Company maintains flexibility to tailor a loan program to fit the specific needs of its Borrowers. The terms of the loans vary in part based on the collateral pledged.

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

  Equipment Loans and Leases.   The Company provides equipment financing to
experienced owners and operators in those sectors in which the Company operates. Equipment loans are fixed rate products tied to U.S. Treasury rates. These loans generally have a maximum term of up to 10 years. In addition, the Company originates equipment leases with terms that generally range from 5 to 7 years. Substantially all of the leases originated by the Company are ''direct financing'' leases in that they transfer substantially all of the benefits and risks of equipment ownership to the lessee. Because the Company's leases are classified as direct financing leases, the Company records total estimated unguaranteed residual value and initial direct costs as the gross investment in the lease. The difference between the gross investment in the lease and the cost of the leased equipment is defined as ''unearned income.'' Interest income is recognized over the term of the lease by amortizing the unearned income and deferred initial direct costs using the interest method.

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

  The Company's lending groups currently include Diversified Finance, Energy Finance, and Equipment Finance. Each of these groups includes a core group of professionals who are experts in the sector and can target selected Borrowers in such sector.

  Diversified Finance Group. During the first quarter of 1998, the Company organized the Diversified Finance Group by combining its Restaurant, Golf, and Funeral Divisions. As of March 31, 1998, the Diversified Finance Group originated loans through a network of 5 offices in 5 states. For the three months ended March 31, 1998, this group originated $195.2 million of loans. From inception in 1991 through March 31, 1998, the Diversified Finance Group provided approximately $1.6 billion in financing.

  Energy Finance Group.   The Energy Finance Group was organized to provide
loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes and quick lube stores. As of March 31, 1998, the Energy Finance Group originated loans through a network of 7 offices in 5 states. For the three months ended March 31, 1998, this group originated $132.4 million of energy loans. From its inception in 1997 through March 31, 1998, the Energy Finance Group provided approximately $313.2 million in financing.

  Equipment Finance Group.   The Equipment Finance Group was organized to
provide equipment financing to experienced owners and operators in sectors in which the Company operates and other strategic complementary businesses. For the three months ended March 31, 1998, this group originated $15.1 million of loans and leases. From its inception in 1996 through March 31, 1998, the Equipment Finance Group provided approximately $70.2 million in financing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

  For comparative purposes, the following discussion presents the pro forma statement of operations for the three months ended March 31, 1997 as if the Company had been taxed as a corporation for that period.

  Total revenues increased 1,645.9% to $22.2 million for the three months ended March 31, 1998 from $1.3 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 139.4% to $9.7 million from $4.1 million. As a result, net income increased to $7.2 million for the three months ended March 31, 1998 as compared to pro forma net loss of $1.6 million in the same period of 1997.

  The increase in revenues was primarily attributable to a $16.8 million increase in gain on sale of loans and leases. For the three months ended March 31, 1998, the Company sold approximately $183.3 million of loans and leases in one securitization for a gain on sale of $14.5 million (of which $14.2 million was comprised of cash) as compared to no loans securitized for the three months ended March 31, 1997. Additionally, $2.2 million in loan origination fee income was recognized the three months ended March 31, 1998 which was previously deferred until the sale of the loans.

  Net interest income also contributed to the increase in revenues, increasing 554.5% to $4.2 million for the three months ended March 31, 1998 as compared to $0.6 million for the same period in 1997, primarily due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations.

  Additionally, loan servicing income increased 95.9% to $1.3 million for the three months ended March 31, 1998 as compared to $0.6 million for the same period in 1997. This was due to an increase in loans and leases serviced for others which resulted from the securitization of $483.1 million in loans and leases during 1997 with servicing rights retained by the Company.

  Total expenses increased 139.4% to $9.7 million for the three months ended March 31, 1998 as compared to $4.1 million for the same period of the prior year primarily due to infrastructure needs to support the increase in loan and lease originations. Personnel expenses increased 98.8% to $5.2 million, professional services increased 24.7% to $0.6 million and general and administrative expenses increased 416.2% to $2.3 million for the three months ended March 31, 1998 as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. At March 31, 1998, the Company had warehouse lines of credit with total commitment amounts of $675.0 million on which $404.5 million was outstanding.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank, a wholly owned subsidiary of ICII (''SPB') to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the three months ended March 31, 1998, loans originated for SPB (and not repurchased), totaled approximately $12.6 million. The Company does not expect to originate a significant volume of loans for SPB under this arrangement in the future.

  The Company also has an equipment finance sale facility in place with Greenwich Capital Markets, Inc. ("Greenwich"), which is used to fund equipment loans and leases. Under the terms of the facility, the Company sells loans and future lease payment streams to Franchise Lease Funding Corporation II ("FLF2"), and FLF2 simultaneously borrows funds from Greenwich firm. The facility is for $100.0 million expiring in September 1998.

  The Company's sources of operating cash flow include: (i) loan origination income and fees; (ii) net interest income on loans held for sale; (iii) cash servicing income; (iv) premiums obtained in sales of whole loans and (v) cash proceeds from loan securitization. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees, as well as available borrowings generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities (the ''haircut'').

  For the three months ended March 31, 1998, net cash provided by operating activities was $19.0 million. This excludes cash used in net loan originations of $135.5 million, which was primarily attributable to the Company's increased loan origination volume. For the three months ended March 31, 1997, net cash used in operating activities was $2.6 million, exclusive of cash provided by net loan origination activity of $150.3 million.

  For the three months ended March 31, 1998, net cash provided by investing activities was $22.3 million, which was primarily attributable to the sale of a $22.9 million bond, which was related to the Company's 1997-B securitization. For the three months ended March 31, 1997, net cash provided by investing activities was $36.3 million, which was primarily attributable to the sale of securities related to the restructuring of the Company's 1991-A securitization.

  For the three months ended March 31, 1998, net cash provided by financing activities was $148.0 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan originations during the period. For the three months ended March 31, 1997, net cash provided by financing activities was $116.1 million, which was primarily attributable to an increase of $116.1 million in cash provided through borrowings from ICII and warehouse lines of credit and repurchase facilities.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next 12 months if the Company's future operations are consistent with management's expectations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY

Date:  May 13, 1998           By: /s/ Raedelle Walker
                                  -------------------
                                  Raedelle Walker
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)