Form 10-Q
period 1998-06-30
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1998-08-14
CIK 1045007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                       COMMISSION FILE NUMBER: 000-23283

                                      FMAC

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         95-4649104
 -----------------------------------              ------------------------------------
   (State or other jurisdiction of                (IRS Employer Identification Number)
   incorporation or organization)

 1888 CENTURY PARK EAST, THIRD FLOOR
      LOS ANGELES, CALIFORNIA                                   90067
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (310) 229-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     NO
    -----      ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


     Class                             Shares Outstanding at July 31, 1998
     ------------------------------    -----------------------------------

     Common Stock, $0.001 par value    28,715,625

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                Part I - Financial Information                                     Page
                                                ------------------------------                                     ----

ITEM 1           Consolidated Financial Statements
                 ---------------------------------
                 Consolidated Balance Sheets June 30, 1998 and December 31, 1997............................           3

                 Consolidated Statements of Operations - Three months ended June 30, 1998 and 1997, and six
                 months ended June 30, 1998 and 1997........................................................           4

                 Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997............           5

                 Notes to Consolidated Financial Statements.................................................           6

ITEM 2           Management's Discussion and Analysis of Financial Condition and Results of Operations.......         10
                 -------------------------------------------------------------------------------------

ITEM 3           Not Applicable..............................................................................
                 --------------


                                                  PART II - OTHER INFORMATION
                                                  ---------------------------
ITEMS 1-5        Not Applicable..............................................................................
                 --------------

ITEM 6           Exhibits and Reports on Form 8-K............................................................         15

                 SIGNATURES..................................................................................         16
                 ----------



FORWARD-LOOKING STATEMENTS

  When used in this Form 10-Q or future filings by Franchise Mortgage Acceptance Company (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      June 30,            December 31,
                                                                       1998                  1997
                                                                   -------------        ---------------
                             ASSETS
Cash and cash equivalents.......................................        $  6,093               $  7,335
Cash restricted.................................................           7,962                  2,744
Securities available for sale...................................           2,255                 25,345
Loans and leases held for sale..................................         591,254                343,200
Retained interest in loan securitizations.......................          22,668                 19,177
Purchased and originated servicing rights.......................          24,682                  2,213
Premises and equipment net......................................           5,543                  2,518
Goodwill........................................................          38,758                  4,315
Accrued interest receivable.....................................           9,530                  2,758
Other assets....................................................           8,358                 12,627
                                                                        --------               --------
     Total assets...............................................        $717,103               $422,232
                                                                        ========               ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings......................................................        $505,769               $256,220
Deferred income taxes...........................................          26,714                 14,160
Other liabilities...............................................          29,035                 13,430
                                                                        --------               --------
     Total liabilities..........................................         561,518                283,810
                                                                        --------               --------

Minority interest in subsidiary.................................             110                      -

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; none issued and outstanding.....................               -                      -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 28,715,625 shares issued and outstanding........              29                     29
  Additional paid in capital  ..................................         118,330                118,330
  Retained earnings  ...........................................          37,116                 20,063
                                                                        --------               --------
  Total stockholders' equity  ..................................         155,475                138,422
                                                                        --------               --------
  Total liabilities and stockholders' equity  ..................        $717,103               $422,232
                                                                        ========               ========

          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------   ----------------------------
                                                          1998            1997           1998            1997
                                                      -------------   ------------   -------------   ------------
Revenue:
  Gain on sale of loans and leases.................       $ 22,917        $19,821        $ 39,238        $19,808
                                                          --------        -------        --------        -------
  Interest income..................................         14,958          7,425          25,525         10,767
  Interest expense.................................        (11,081)        (6,695)        (17,446)        (9,394)
                                                          --------        -------        --------        -------
     Net interest income...........................          3,877            730           8,079          1,373
                                                          --------        -------        --------        -------
  Loan servicing income............................          4,614            736           5,868          1,376
  Other income.....................................            201              -             579              -
                                                          --------        -------        --------        -------
     Total revenue.................................         31,609         21,287          53,764         22,557
                                                          --------        -------        --------        -------
Expense:
  Personnel........................................          8,016          2,067          13,181          4,665
  Professional services............................            929            698           1,525          1,176
  Travel...........................................            931            347           1,498            524
  Business promotion...............................          1,151            176           1,808            316
  Valuation allowances.............................            633              -             633              -
  Occupancy........................................            663            161           1,018            277
  Goodwill amortization............................            702             88             817            169
  General and administrative.......................          1,509            996           3,772          1,467
                                                          --------        -------        --------        -------
     Total expense.................................         14,534          4,533          24,252          8,594
                                                          --------        -------        --------        -------
  Income before taxes and minority interest........         17,075         16,754          29,512         13,963
  Minority interest in subsidiary..................            110              -             110              -
  Income taxes.....................................          7,126              -          12,349              -
                                                          --------        -------        --------        -------
     Net income....................................       $  9,839        $16,754        $ 17,053        $13,963
                                                          ========        =======        ========        =======

Basic income per share.............................          $0.34                          $0.59
                                                          ========                       ========
Weighted average shares outstanding................         28,716                         28,716
                                                          ========                       ========

Diluted income per share...........................          $0.34                          $0.59
                                                          ========                       ========
Weighted average shares outstanding................         29,100                         28,762
                                                          ========                       ========

Pro forma earnings data:
 Net income as reported............................                       $16,754                        $13,963
 Pro forma income tax expense......................                         7,037                          5,935
                                                                          -------                        -------
 Pro forma net income..............................                       $ 9,717                        $ 8,028
                                                                          =======                        =======

 Pro forma basic and diluted income per share......                         $0.44                          $0.37
                                                                          =======                        =======
 Weighted average shares outstanding...............                        21,888                         21,888
                                                                          =======                        =======

          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                      CONOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 ----------------------------------
                                                                                      1998               1997
                                                                                 ---------------   ----------------
Cash flows from operating activities:
   Net income.................................................................        $  17,053          $  13,963
 Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization..........................................            2,059                388
       Increase in accrued interest receivable................................           (6,590)              (577)
       Provision for deferred income taxes....................................           12,394                 --
       Increase in other liabilities..........................................           14,577              2,359
       Decrease in other assets...............................................            5,571                931
       Loan and lease operations
         Loans and leases originated..........................................         (879,266)          (300,617)
         Gain on sale of loans and leases.....................................          (39,238)           (19,808)
         Loans sold to (purchased from) affiliates............................          159,513             17,772
         Provision for loan and lease losses..................................              910                 --
         Proceeds from loan sales and securitizations and
          principal reductions................................................          527,842            192,943
                                                                                      ---------          ---------
 Net cash used in operating activities........................................         (185,175)           (92,646)
                                                                                      ---------          ---------

 Cash flows from investing activities:
       Purchases of premises and equipment....................................           (2,689)              (898)
       Decrease in interest bearing deposits..................................             (218)               (73)
       Sale of securities available for sale..................................           22,870             36,367
       Proceeds from securities available for sale............................              398                401
       Increase in retained interests in securitizations......................           (3,935)              (326)
       Proceeds from retained interests in securitizations....................              444                732
       Purchase of servicing rights...........................................           (1,180)                --
       Purchase of Bankers Mutual.............................................          (63,028)                --
       Increase in minority interest in subsidiary............................              110                 --
                                                                                      ---------          ---------
 Net cash provided by (used in) investing activities..........................          (47,228)            36,203
                                                                                      ---------          ---------

 Cash flows from financing activities:
       Net change in borrowings from Imperial Credit Industries, Inc..........               --             (7,731)
       Increase in borrowings.................................................          231,161             70,682
       Member distributions...................................................               --             (6,322)
                                                                                      ---------          ---------
 Net cash provided by financing activities....................................          231,161             56,629
                                                                                      ---------          ---------

Net change in cash............................................................           (1,242)               186
Cash (book overdraft) at beginning of period..................................            7,335               (171)
                                                                                      ---------          ---------
Cash at end of period.........................................................        $   6,093          $      15
                                                                                      =========          =========

          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation that was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the initial public offering, Imperial Credit Industries Inc. ("ICII") and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock.

(2) BASIS OF PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include loans and leases held for sale, securities available for sale and retained interest in loan securitizations. Actual results could differ significantly from those estimates. The consolidated financial statements include the accounts of FMAC Golf Finance Group LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining what effect, if any, adoption of SFAS No. 133 will have on the Company's financial condition and results of operations.

(4) SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of asset-backed securities issued by the Company. For the six months ended June 30, 1998 and the year ended December 31, 1997, activity in securities available for sale was as follows:

(In thousands)                               For the Six Months Ended June 30, 1998
                                             --------------------------------------

                       Beginning                 Cash      Discount      Hedging                   Ending
                        Balance    Purchased   Received    Accretion   (Gain) Loss      Sold       Balance
                       ---------   ---------   ---------   ---------   -----------   -----------   -------
1994-A (1)..........     $ 1,599   $       -      $(266)        $116   $         -    $       -     $1,449
1995-A (1)..........         876           -       (132)          62             -            -        806
1997-B (3)..........      22,870           -          -            -             -      (22,870)         -
                         -------   ---------      -----         ----   -----------    ---------     ------

Totals..............     $25,345   $       -      $(398)        $178   $         -    $( 22,870)    $2,255
                         =======   =========      =====         ====   ===========    =========     ======

(In thousands)                                For the Year Ended December 31, 1997
                                              ------------------------------------

                       Beginning                 Cash      Discount      Hedging                   Ending
                        Balance    Purchased   Received    Accretion   (Gain) Loss      Sold      Balance
                       ---------   ---------   ---------   ---------   -----------   ----------   --------
1994-A (1)..........     $ 1,814     $     -      $(474)        $259          $  -    $      -     $ 1,599
1995-A (1)..........         964           -       (224)         136             -           -         876
1991-A (2)..........      36,571           -          -            -             -     (36,571)          -
1997-B (3)..........           -      22,752          -            -           118           -      22,870
                         -------     -------      -----         ----          ----    --------     -------

Totals..............     $39,349     $22,752      $(698)        $395          $118    $(36,571)    $25,345
                         =======     =======      =====         ====          ====    ========     =======

(1) 1994-A and 1995-A are interest-only strips that were purchased from Greenwich Capital Markets, Inc. in June 1996.
(2) 1991-A was purchased from Greenwich in August 1996, and included a $1.5 million premium. This security was sold in January 1997.
(3) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997 and was subsequently sold in March 1998.

(5) LOANS AND LEASES HELD FOR SALE

  The Company offers permanent commercial loans, short-term commercial loans (DEVCO and Seasoning loans), multi-family and equipment loans and leases to those sectors in which it operates. Substantially all of the Company's permanent commercial loans are self-amortizing long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. DEVCO loans are short-term, interest-only loans offered to fund the development and construction of new business units. Seasoning loans are short-term, interest-only loans offered to fund the acquisition of new business units or the conversion of existing business units into a different franchise concept. Multi-family loans are generally fixed rate loans amortized over 30 years. Equipment loans are fixed rate products tied to U.S. Treasury rates that generally have a maximum term of up to 10 years. The Company's equipment leases generally range in term from 5 to 7 years and are substantially made up of "direct financing" leases.

At June 30, 1998 and December 31, 1997, loans and leases held for sale consisted of the following:

                                                                                                 June 30,    December 31,
  (In thousands)                                                                                  1998          1997
                                                                                               ----------   -------------
  Permanent commercial loans................................................................    $271,834        $149,699
  Short-term commercial loans...............................................................     202,162         177,536
  Multi-family loans........................................................................      62,846
  Equipment loans and leases................................................................      69,588          19,500
  Allowance for loan and lease losses.......................................................      (2,599)           (998)
  Reserve fund deposits with Southern Pacific Bank..........................................         277             187
  Net deferred loan fees....................................................................      (1,046)         (2,530)
  Unearned lease income.....................................................................     (20,046)         (5,520)
  Lease residuals...........................................................................         286             301
  Margin and deferred net losses on futures contracts used to hedge loans and leases
    held for sale...........................................................................       7,952           5,025
                                                                                                --------        --------
     Loans and leases held for sale.........................................................    $591,254        $343,200
                                                                                                ========        ========

  Loans and leases held for sale were pledged as collateral for the borrowings of the Company. Non-accrual loans, including impaired loans, totaled $5.8 million at June 30, 1998 and $4.0 million at December 31, 1997. There were three restructured loans totaling $827,000 at June 30, 1998 and three restructured loans totaling $844,000 at December 31, 1997, which were accruing interest.

(6) RETAINED INTEREST IN LOAN SECURITIZATIONS

  Activity in retained interest in loan securitizations was as follows for the six months ended June 30, 1998 and the year ended December 31, 1997:

     (In thousands)                                          1998          1997
                                                         ------------   ----------
     Balance, January 1..................................    $19,177      $ 6,908
     Additions...........................................      5,543       17,895
     Accretion...........................................          -          770
     Cash received.......................................       (444)      (1,034)
     Valuation allowance.................................     (1,608)      (5,362)
                                                             -------      -------
     Balance, end of period..............................    $22,668      $19,177
                                                             =======      =======

  The components of retained interest in loan securitizations were as follows at the dates indicated:

                                                               June 30,         December 31,
     (In thousands)                                              1998               1997
                                                          ----------------   -----------------
     Overcollateralization amounts........................      $21,914           $18,152
     Cash reserve deposit--restricted.....................        7,902             6,781
     Residual interests...................................          124               132
     Valuation allowance..................................       (7,272)           (5,888)
                                                                -------           -------
     Balance..............................................      $22,668           $19,177
                                                                 =======           =======

(7) Borrowings

  Warehouse lines of credit, repurchase facilities and working capital lines of credit at June 30, 1998 and December 31, 1997 consisted of the following:

(In thousands)                                               June 30, 1998            December 31, 1997
                                                       -------------------------   ------------------------
---------------------------------------    Expiration   Commitment     Principal    Commitment    Principal
            Lender                           Date        Amount      Outstanding     Amount     Outstanding
---------------------------------------   ----------   -----------   -----------   ----------   -----------
Credit Suisse First Boston.............     12/31/98    $  300,000      $172,587     $300,000      $127,249
Morgan Stanley.........................     09/30/98       500,000       198,340      200,000        94,031
Banco Santander........................     04/30/98             -             -       50,000        21,649
Sanwa Bank.............................     06/30/99        25,000        24,993       25,000         4,506
Goldman Sachs(1).......................     04/30/99       100,000        28,985            -             -
Residential Funding Corporation........     08/31/98        35,000        25,300            -             -
Bank of America........................     07/31/98        35,000             -            -             -
Residential Funding Corporation........     05/31/99        50,000             -            -             -
Other Borrowings(2)(3).................                          -        55,564            -         8,785
                                                        ----------      --------     --------      --------
                                                        $1,045,000      $505,769     $575,000      $256,220
                                                        ==========      ========     ========      ========

(1) The warehouse line of credit with Goldman Sachs is used to fund loans through FMAC Golf Finance Group LLC.
(2) Other borrowings include a $55.6 million sale of loans that has been accounted for as a financing at June 30, 1998.
(3) Other borrowings include a $6.4 million sale of loans that has been accounted for as a financing and a $2.4 million loan from Goldman Sachs Mortgage Company to finance a golf loan at December 31, 1997.

  The above facilities have variable interest rates based on London Interbank Offered Rate ("Libor"). The weighted average interest rate on the outstanding principal balances of these facilities was 7.12% and 8.23% at June 30, 1998 and December 31, 1997, respectively.


(8) Recent Developments

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Franchise Mortgage Acceptance Company (the "Company") is a specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts, other branded concepts such as service stations or convenience stores and multi-family income producing properties.

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

  In April 1998, the Company finalized a joint venture with MLQ Investors, LP ("MLQ") pursuant to which all loan and lease activities of the Company's Golf Finance Group will be exclusively conducted by the new entity known as FMAC Golf Finance Group LLC which is 50% owned by each of the Company and MLQ and managed by the Company. In connection therewith, a $100.0 million warehouse line of credit has been established with a major investment banking firm to provide FMAC Golf Finance Group LLC with financing. The line is a twelve-month facility with interest based on Libor.

LOAN AND LEASE ORIGINATIONS

 Types of Loan and Lease Products

  The Company offers permanent commercial loans, short-term commercial loans (DEVCO and Seasoning loans), multi-family loans, and equipment loans and leases to those sectors in which it operates.

  Permanent Commercial Loans.   Substantially all of the Company's permanent
commercial loans are self-amortizing long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. These loans generally have a maximum term and amortization of up to 20 years. Fixed rate loans are tied to the U.S. Treasury rates plus a spread while adjustable rate loans are tied to the London interbank offered rate ("LIBOR") plus a spread and generally reprice on a monthly basis. As a cash flow lender, the Company maintains flexibility to tailor a loan program to fit the specific needs of its borrowers. The terms of the loans vary in part based on the collateral pledged.

  Commercial Development and Construction Loans.   DEVCO loans are offered to
fund the development and construction of new business units. These loans generally provide an interest-only period of up to 18 months that gives the Borrower the opportunity to construct the unit, stabilize business unit performance, and achieve a higher cash flow in the short-term. Fixed rate DEVCO loans are tied to U.S. Treasury rates, while adjustable rate DEVCO loans are tied to LIBOR.

  Commercial Seasoning Loans.    Seasoning loans are offered to fund the
acquisition of new business units or the conversion of existing business units into a different franchise concept. Seasoning loans generally provide an interest-only period of up to 18 months that gives borrowers the opportunity to stabilize business unit performance and achieve a higher cash flow in the short-term. Generally, other terms and conditions are similar to those of DEVCO loans.

  Multi-Family Loans.    Substantially all of the Company's multi-family loans
are long-term fixed rate loans provided for purposes of financing multi-family income producing properties. Multi-family loans generally have a maximum term and amortization of up to 30 years with a 9 1/2 years yield maintenance period. Fixed rate loans are tied to the U.S. Treasury rates.

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

 Lending Groups

  The Company's focus at inception was to provide secured financing to franchisees of Taco Bell Corp. After establishing an infrastructure and credit expertise, the Company began expanding its quick service restaurant concepts, loaning to casual dining concepts and moving into other related lending sectors such as retail energy, golf, death care, multi-family finance, and equipment finance. The Company carefully reviews industry data seeking sectors with a combination of large capital requirements, proven cash flow generating capabilities, standardized operations, a scarcity of long term funding sources and characteristics attractive to secondary market investors. This business formula provides the template to identify, test and determine the potential value of entering into new sectors.

  The Company's lending groups currently include Diversified Finance, FMAC Golf Finance, LLC, Energy Finance, Multi-Family Finance, and Equipment Finance. Each of these groups includes a core group of professionals who are experts in the sector and can target selected borrowers in such sector.

  Diversified Finance Group. During the first quarter of 1998, the Company organized the Diversified Finance Group by combining its Restaurant, Golf, and Funeral Divisions. As of June 30, 1998, the Diversified Finance Group originated loans through a network of 5 offices in 5 states. For the six months ended June 30, 1998, this group originated $371.4 million of loans. From inception in 1991 through June 30, 1998, the Diversified Finance Group provided approximately $1.8 billion in financing to borrowers.

  FMAC Golf Finance Group, LLC.   FMAC Golf Finance Group, LLC was established
in April 1998 to provide loans to national, regional, and local operators of golf courses and golf practice facilities. As of June 30, 1998, the FMAC Golf Finance Group, LLC originated loans through a network of 4 offices in 3 states. From its inception through June 30, 1998, the FMAC Golf Finance Group, LLC provided approximately $9.5 million in financing to borrowers.

  Energy Finance Group.   The Energy Finance Group was organized to provide
loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes and quick lube stores. As of June 30, 1998, the Energy Finance Group originated loans through a network of 9 offices in 7 states. For the six months ended June 30, 1998, this group originated $282.4 million of energy loans. From its inception in 1997 through June 30, 1998, the Energy Finance Group provided approximately $465.0 million in financing to borrowers.

  Multi-Family Finance Group. Multi-family loans from $250,000 to $3.0 million are provided through the Company's Multi-Family Mid-Market Division. Loans from $3.0 million to $50.0 million are provided through the Company's Multi-Family Major Loan Division. For the three months ended June 30, 1998, the Multi-Family Finance Group funded $244.9 million in multi-family loans, which included $72.8 million in loans that were funded without the use of a credit facility. Loan programs include Fannie Mae DUS, Bankers Capital and Freddie Mac Program Plus. As of June 30, 1998, the multi-family loan servicing portfolio had an unpaid principal balance of $2.3 billion with no delinquencies. The Multi-Family Finance Group originates business through its in-house origination team located in four production offices.

  Equipment Finance Group.   The Equipment Finance Group was organized to
provide equipment financing to experienced owners and operators in sectors in which the Company operates and other strategic complementary businesses. For the six months ended June 30, 1998, this group originated $37.5 million of loans and leases. From its inception in 1996 through June 30, 1998, the Equipment Finance Group provided approximately $92.8 million in financing to borrowers.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

  For comparative purposes, the following discussion presents the pro forma statement of operations for the three and six months ended June 30, 1997 as if the Company had been taxed as a corporation for that period.

  Total revenues increased 48.5% to $31.6 million for the three months ended June 30, 1998 from $21.3 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 220.6% to $14.5 million from $4.5 million. As a result, net income increased to $9.8 million for the three months ended June 30, 1998 as compared to pro forma net income of $9.7 million in the same period of 1997.

  Total revenues increased 138.3% to $53.8 million for the six months ended June 30, 1998 from $22.6 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 182.2% to $24.3 million from $8.6 million. As a result, net income increased to $17.1 million for the six months ended June 30, 1998 as compared to pro forma net income of $8.0 million in the same period of 1997.

  The increase in revenues for the three months ended June 30, 1998 was attributable to a $3.1 million increase in gain on sale of loans and leases. For the three months ended June 30, 1998, the Company sold approximately $265.6 million of loans and leases in a loan securitization for a gain on sale of $22.9 million (of which $19.2 million was comprised of cash) as compared to $158.6 million of loans and leases sold in a loan securitization and a whole loan sale for a gain on sale of $19.8 million (of which $19.5 million was comprised of cash) for the three months ended June 30, 1997. During the three months ended June 30, 1998, the Company recognized $4.5 million in loan fees related to the sales of loans and leases held for sale as compared to recognized loan fees of $2.4 million for the same period in 1997.

  The increase in revenues for the six months ended June 30, 1998 was attributable to a $19.4 million increase in gain on sale of loans and leases. For the six months ended June 30, 1998, the Company sold approximately $449.0 million of loans and leases in two loan securitizations for a gain on sale of $39.2 million (of which $35.2 million was comprised of cash) as compared to $173.9 million of loans and leases sold in a loan securitization and and a whole loan sale for a gain on sale of $19.8 million (of which $19.5 million was comprised of cash) for the six months ended June 30, 1997. During the six months ended June 30, 1998, the Company recognized $6.4 million in loan fees related to the sales of loans and leases held for sale as compared to recognized loan fees of $2.4 million for the same period in 1997.

  Net interest income also contributed to the increase in revenues, increasing 431.1% to $3.9 million for the three months ended June 30, 1998 as compared to $0.7 million for the same period in 1997, primarily due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations as well as the acquisition of Bankers.

  Net interest income also contributed to the increase in revenues, increasing 488.4% to $8.1 million for the six months ended June 30, 1998 as compared to $1.4 million for the same period in 1997, primarily due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations as well as the acquisition of Bankers.

  Loan servicing income increased 526.9% to $4.6 million for the three months ended June 30, 1998 as compared to $0.7 million for the same period in 1997. Loan servicing income increased 326.5% to $5.9 million for the six months ended June 30, 1998 as compared to $1.4 million for the same period in 1997. This was due to an increase in loans and leases serviced for other institutions which resulted from the sales and securitization of loans and leases with servicing rights retained by the Company as well as the acquisition of Bankers. A $2.5 billion servicing portfolio was acquired with the Bankers' purchase. The Company's loan servicing portfolio increased to $4.5 billion as of June 30, 1998 from $1.0 billion as of June 30, 1997.

  Total expenses increased 220.6% to $14.5 million for the three months ended June 30, 1998 as compared to $4.5 million for the same period of the prior year primarily due to infrastructure needs to support the increase in loan and lease originations and the expenses relating to the Multi-Family Finance Group resulting from the acquisition of Bankers. Personnel expenses increased 287.8% to $8.0 million, business promotions increased 554.0% to $1.2 million, occupancy increased 311.8% to $0.7 million and goodwill amortization increased 697.7% to $0.7 million for the three months ended June 30, 1998 as compared to the same period in 1997.

  Total expenses increased 182.2% to $24.3 million for the six months ended June 30, 1998 as compared to $8.6 million for the same period of the prior year primarily due to infrastructure needs to support the increase in loan and lease originations and the expenses relating to the Multi-Family Finance Group resulting from the acquisition of Bankers. Personnel expenses increased 182.6% to $13.2 million, business promotions increased 472.2% to $1.8 million, occupancy increased 267.5% to $1.0 million and goodwill amortization increased 383.4% to $0.8 million for the six months ended June 30, 1998 as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. At June 30, 1998, the Company had warehouse lines of credit with total commitment amounts of $1.0 billion on which $505.8 million was outstanding.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank, a wholly owned subsidiary of ICII ("SPB") to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the six months ended June 30, 1998, loans originated for SPB (and not repurchased), including particpations, totaled approximately $25.2 million.

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

  For the six months ended June 30, 1998, net cash provided by operating activities was $45.1 million. This excludes cash used in net loan origination activities of $230.2 million, which was primarily attributable to the Company's increased loan origination volume. For the six months ended June 30, 1997, net cash provided by operating activities was $17.1 million, exclusive of cash used in net loan origination activities of $109.7 million.

  For the six months ended June 30, 1998, net cash used in investing activities was $47.2 million, which was primarily attributable to the purchase of Bankers and the sale of a $22.9 million security, which was related to the Company's 1997-B securitization. For the six months ended June 30, 1997, net cash provided by investing activities was $36.2 million, which was primarily attributable to the sale of securities related to the restructuring of the Company's 1991-A securitization.

  For the six months ended June 30, 1998, net cash provided by financing activities was $231.2 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan and lease originations during the period. For the six months ended June 30, 1997, net cash provided by financing activities was $56.6 million, which was primarily attributable to an increase of $63.0 million in borrowings from warehouse lines of credit and repurchase facilities and ICII as well as member distributions of $6.3 million.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next 12 months if the Company's future operations are consistent with management's expectations.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. On April 1, 1998, Franchise Mortgage Acceptance Company (the "Company") acquired substantially all of the assets and assumed the liabilities of Bankers Mutual and Bankers Mutual Mortgage, Inc. as reported in the Company's Form 8-K and Form 8-K/A filed on April 13, 1998 and June 4, 1998, respectively.

b. On April 6, 1998, Thomas J. Shaughnessy, Clinton V. Barrow, Kent M. Davis, Courtney Stephens, and Pierette Newman resigned as reported in the Company's Form 8-K filed on April 13, 1998.

c.  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY



Date:  August 13, 1998        By: /s/  Raedelle Walker
                                  --------------------------------
                                  Raedelle Walker
                                  Executive Vice President and
                                    Chief Financial Officer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)