Form 10-Q
period 1998-09-30
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1998-11-12
CIK 1045007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
YES   X     NO
    -----      -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST POSSIBLE DATE:


  CLASS                             SHARES OUTSTANDING AT OCTOBER 31, 1998
  ------------------------------    --------------------------------------

  COMMON STOCK, $0.001 PAR VALUE    28,715,625

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                              PART I - FINANCIAL INFORMATION                                           PAGE
                                              -----------------------------                                            ----
ITEM 1        CONSOLIDATED FINANCIAL STATEMENTS
              ---------------------------------
                 Consolidated Balance Sheets  September 30, 1998 and December 31, 1997.......................          3

                 Consolidated Statements of Income - Three months ended September 30, 1998 and 1997,  and
                 nine months ended September 30, 1998 and 1997...............................................          4

                 Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997.......          5

                 Notes to Consolidated Financial Statements..................................................          6

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          10
              -------------------------------------------------------------------------------------

ITEM 3        NOT APPLICABLE
              --------------

                                                PART II - OTHER INFORMATION
ITEMS 1-6     NOT APPLICABLE
              --------------

              SIGNATURES.....................................................................................          17
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

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     September 30,          December 31,
                                                                         1998                   1997
                                                                     -------------          ------------
                             ASSETS
Cash and cash equivalents.......................................          $ 23,165              $  7,335
Cash - restricted...............................................             5,751                 2,744
Securities available for sale...................................            16,963                22,870
Loans and leases held for sale..................................           693,464               343,200
Retained interest in loan and lease securitizations.............            21,027                21,652
Purchased and originated servicing rights.......................            25,932                 2,213
Premises and equipment - net....................................             6,161                 2,518
Goodwill........................................................            38,055                 4,315
Accrued interest receivable.....................................             4,253                 2,758
Other assets....................................................            16,391                12,627
                                                                          --------              --------
     Total assets...............................................          $851,162              $422,232
                                                                          ========              ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings......................................................          $639,327              $256,220
Deferred income taxes...........................................            27,548                14,160
Other liabilities...............................................            27,437                13,430
                                                                          --------              --------
     Total liabilities..........................................           694,312               283,810
                                                                          --------              --------

Minority interest in subsidiary.................................                55                     -

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized; none issued and outstanding.....................                 -                     -
  Common stock, $.001 par value; 100,000,000 shares
    authorized; 28,715,625 shares issued and outstanding........                29                    29
  Additional paid in capital....................................           118,330               118,330
  Retained earnings.............................................            38,436                20,063
                                                                          --------              --------
  Total stockholders' equity....................................           156,795               138,422
                                                                          --------              --------
  Total liabilities and stockholders' equity....................          $851,162              $422,232
                                                                          ========              ========

          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                                -------------                 -------------
                                                             1998           1997            1998          1997
                                                           -------        -------         -------       -------
Revenue:
  Gain on sale of loans and leases.................        $ 4,740        $20,690         $43,978       $40,497
                                                           -------        -------         -------       -------
  Interest income..................................         17,015          8,180          42,540        18,947
  Interest expense.................................         11,038          6,394          28,484        15,788
                                                           -------        -------         -------       -------
     Net interest income...........................          5,977          1,786          14,056         3,159
                                                           -------        -------         -------       -------
  Loan servicing income............................          4,812            854          10,680         2,230
  Other income (loss)..............................            (16)          (588)            563          (588)
                                                           -------        -------         -------       -------
     Total revenue.................................         15,513         22,742          69,277        45,298
                                                           -------        -------         -------       -------
Expense:
  Personnel........................................          6,949          4,620          20,130         9,285
  Professional services............................            776            616           2,301         1,792
  Travel...........................................            809            499           2,307         1,022
  Business promotion...............................          1,215            292           3,023           641
  Valuation allowances.............................              -            700             633           700
  Occupancy........................................            725            167           1,743           444
  Goodwill amortization............................            702            141           1,519           310
  General and administrative.......................          2,116          1,005           5,888         2,439
                                                           -------        -------         -------       -------
     Total expense.................................         13,292          8,040          37,544        16,633
                                                           -------        -------         -------       -------
  Income before taxes and minority interest........          2,221         14,702          31,733        28,665
  Minority interest in subsidiary..................            (55)             -              55             -
  Income taxes.....................................            956              -          13,305             -
                                                           -------        -------         -------       -------
     Net income....................................        $ 1,320        $14,702         $18,373       $28,665
                                                           =======        =======         =======       =======

Basic income per share.............................        $  0.05                        $  0.64
                                                           =======                        =======
Weighted average shares outstanding................         28,716                         28,716
                                                           =======                        =======

Diluted income per share...........................        $  0.05                        $  0.64
                                                           =======                        =======
Weighted average shares outstanding................         28,742                         28,878
                                                           =======                        =======

Pro forma earnings data:
 Net income as reported............................                       $14,702                       $28,665
 Pro forma income tax expense......................                         6,104                        12,039
                                                                          -------                       -------
 Pro forma net income..............................                       $ 8,598                       $16,626
                                                                          =======                       =======

 Pro forma basic and diluted income per share......                       $  0.39                       $  0.76
                                                                          =======                       =======
 Weighted average shares outstanding...............                        21,888                        21,888
                                                                          =======                       =======

          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                               1998              1997
                                                                                               ----              ----
Cash flows from operating activities:
  Net income...........................................................................    $    18,373         $  28,665
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation, amortization and discount accretion................................          4,054              (464)
      Increase in accrued interest receivable..........................................         (1,313)           (1,015)
      Provision for deferred income taxes..............................................         13,228                --
      Increase in other liabilities....................................................         12,979             5,393
      Increase (decrease) in other assets..............................................         (2,462)              273
      Provision for valuation allowance for retained interests in securitization.......             --               400
      Increase in originated mortgage servicing rights.................................         (3,577)               --
      Loan and lease operations
          Loans and leases originated..................................................     (1,526,308)         (507,003)
          Loans sold to affiliates.....................................................        291,721            11,450
          Provision for loan and lease losses..........................................            633               300
          Principal reductions.........................................................         65,208            12,288
          Cash proceeds from loan sales and securitizations, net of gain...............        836,277           371,018
                                                                                           -----------         ---------
  Net cash used in operating activities................................................       (291,187)          (78,695)
                                                                                           -----------         ---------

  Cash flows from investing activities:
      Purchases of premises and equipment..............................................         (3,797)           (1,332)
      Decrease (increase) in interest bearing deposits.................................          1,993              (111)
      Purchase of securities available for sale........................................        (16,963)               --
      Sale of securities available for sale............................................         22,870            36,571
      Increase in retained interests in securitizations................................        (12,154)             (632)
      Proceeds from retained interests in securitizations..............................         13,041             1,453
      Sale of servicing rights.........................................................            281                --
      Purchase of Bankers Mutual.......................................................        (63,028)               --
      Purchase of Enterprise Financial Group...........................................             --              (408)
      Increase in minority interest in subsidiary......................................             55                --
                                                                                           -----------         ---------
  Net cash provided by (used in) investing activities..................................        (57,702)           35,541
                                                                                           -----------         ---------

  Cash flows from financing activities:
      Net change in borrowings from Imperial Credit Industries, Inc. ..................             --           (28,069)
      Increase in borrowings...........................................................        364,719            76,578
      Member distributions.............................................................             --            (6,322)
                                                                                           -----------         ---------
  Net cash provided by financing activities............................................        364,719            42,187
                                                                                           -----------         ---------

Net change in cash.....................................................................         15,830              (967)
Cash (book overdraft) at beginning of period...........................................          7,335              (171)
                                                                                           -----------         ---------
Cash (book overdraft) at end of period.................................................    $    23,165         $  (1,138)
                                                                                           ===========         =========

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

(4) SECURITIES AVAILABLE FOR SALE

  Securities available for sale consist of asset-backed securities issued by the Company. For the nine months ended September 30, 1998 and the year ended December 31, 1997, activity in securities available for sale was as follows:

(In thousands)                                 For the Nine Months Ended September 30, 1998
                                               --------------------------------------------

                       Beginning     Bond                   Cash     Discount      Hedging                    Ending
                        Balance     Amount    Discount    Received   Accretion   (Gain) Loss      Sold       Balance
                        -------     ------    --------    --------   ---------   -----------      ----       -------
1997-B (2)..........     $22,870    $     -    $     -    $      -   $       -   $         -    $(22,870)    $     -
1998-CE (3).........           -     13,090     (2,702)          -           -             -           -      10,388
1998-CF (3).........           -      5,610     (2,063)          -           -             -           -       3,547
1998-1 (4)..........           -      3,311       (283)          -           -             -           -       3,028
                         -------    -------    -------    --------   ---------   -----------    --------     -------
Totals..............     $22,870    $22,011    $(5,048)   $      -   $       -   $         -    $(22,870)    $16,963
                         =======    =======    =======    ========   =========   ===========    ========     =======

(In thousands)                                     For the Year Ended December 30, 1997
                                                   ------------------------------------

                       Beginning     Bond                   Cash     Discount      Hedging                    Ending
                        Balance     Amount    Discount    Received   Accretion   (Gain) Loss      Sold       Balance
                        -------     ------    --------    --------   ---------   -----------      ----       -------
1991-A (1)..........     $36,571    $     -   $      -   $      -   $       -          $  -     $(36,571)    $     -
1997-B (2)..........           -     22,752          -          -           -           118            -      22,870
                         -------    -------   --------   --------   ---------          ----     --------     -------
Totals..............     $36,571    $22,752   $      -   $      -   $       -          $118     $(36,571)    $22,870
                         =======    =======   ========   ========   =========          ====     ========     =======

--------------------
(1) 1991-A was purchased from Greenwich in August 1996, and included a $1.5 million premium. This security was sold in January 1997.
(2) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997 and was subsequently sold in March 1998.
(3) 1998-CE and 1998-CF represent the Class E and F certificates that were purchased by the Company as part of the 1998-C securitization.
(4) 1998-1 is the Class C certificate that was purchased by the Company as part of the 1998-1 equipment finance securitization.

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

At September 30, 1998 and December 31, 1997, loans and leases held for sale consisted of the following:

                                                                                               September 30,    December 31,
(In thousands)                                                                                      1998            1997
                                                                                               -------------    ------------
  Permanent commercial loans................................................................        $354,070        $149,699
  Short-term commercial loans...............................................................         149,012         177,536
  Multi-family loans........................................................................         136,203               -
  Loans in process..........................................................................             247               -
  Equipment loans and leases................................................................          44,460          19,500
  Allowance for loan and lease losses.......................................................          (2,599)           (998)
  Reserve fund deposits with Southern Pacific Bank..........................................             277             187
  Net deferred loan fees....................................................................            (183)         (2,530)
  Unearned lease income.....................................................................         (11,527)         (5,520)
  Lease residuals...........................................................................             276             301
  Margin and deferred net losses on futures contracts used to hedge loans and leases
    held for sale...........................................................................          23,228           5,025
                                                                                                    --------        --------
     Loans and leases held for sale.........................................................        $693,464        $343,200
                                                                                                    ========        ========

  Loans and leases held for sale were pledged as collateral for the borrowings of the Company. Non-accrual loans, including impaired loans, totaled $7.6 million at September 30, 1998 and $4.0 million at December 31, 1997.

(6) RETAINED INTEREST IN LOAN AND LEASE SECURITIZATIONS

  Activity in retained interest in loan and lease transactions was as follows for the nine months ended September 30, 1998 and the year ended December 31, 1997:

(In thousands)                               For the Nine Months Ended September 30, 1998
                                             --------------------------------------------

                       Beginning         Bond       Cash      Discount      Reserve        Valuation      Ending
                        Balance         Amount    Received    Accretion   Fund Deposit     Allowance     Balance
                        -------         ------    --------    ---------   ------------     ---------     -------
1994-A..............     $ 1,599       $     -    $   (432)        $171         $    -       $     -     $ 1,338
1995-A..............         876             -        (187)          91              -             -         780
1996-A..............       6,226             -        (718)           -              -             -       5,508
1996-B..............         331             -           -            -              -             -         331
1997-A..............         344             -           -            -              -             -         344
1997-B..............         306             -           -            -              -             -         306
1997-C..............         266             -           -            -              -             -         266
1997-1 (1)..........      11,704             -     (11,704)           -              -             -           -
1998-A..............           -           283           -            -          1,989        (1,989)        283
1998-B..............           -         3,652           -            -            100          (100)      3,652
1998-C..............           -         5,796           -            -            100          (100)      5,796
1998-1 (1)..........           -         2,423           -            -          1,424        (1,424)      2,423
                         -------       -------    --------    ---------         ------       -------     -------
Totals..............     $21,652       $12,154    $(13,041)        $262         $3,613       $(3,613)    $21,027
                         =======       =======    ========    =========         ======       =======     =======

(In thousands)                                  For the Year Ended December 31, 1997
                                                ------------------------------------

                       Beginning         Bond       Cash      Discount      Reserve        Valuation      Ending
                        Balance         Amount    Received    Accretion   Fund Deposit     Allowance     Balance
                        -------         ------    --------    ---------   ------------     ---------     -------
1994-A..............      $1,814       $     -     $  (474)      $  259         $    -       $     -     $ 1,599
1995-A..............         964             -        (224)         136              -             -         876
1996-A..............       6,908             -      (1,034)         752              -          (400)      6,226
1996-B..............           -           331           -            -              -             -         331
1997-A..............           -           326           -           18          1,586        (1,586)        344
1997-B..............           -           306           -            -          1,852        (1,852)        306
1997-C..............           -           266           -            -          1,523        (1,523)        266
1997-1 (1)..........           -        11,704           -            -              -             -      11,704
                          ------       -------     -------       ------         ------       -------     -------
Totals..............      $9,686       $12,933     $(1,732)      $1,165         $4,961       $(5,361)    $21,652
                          ======       =======     =======       ======         ======       =======     =======

-----------------
(1)  Equipment Finance transaction.

  The components of retained interest in loan securitizations were as follows at the dates indicated:

                                                               September 30,       December 31,
(In thousands)                                                      1998               1997
                                                                    ----               ----
     Overcollateralization amounts.........................       $20,495             $20,627
     Cash reserve deposit--restricted......................         9,629               6,781
     Residual interests....................................           120                 132
     Valuation allowance...................................        (9,217)             (5,888)
                                                                  -------             -------
     Balance...............................................       $21,027             $21,652
                                                                  =======             =======

(7) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for interest for the nine months ending September 30, 1998 and 1997 was $27.2 million and $15.2 million, respectively. Cash paid for income taxes for the nine months ending September 30, 1998 was $0.8 million. There was no cash paid for income taxes in the nine months ending September 30, 1997 as the Company had been treated as a partnership for federal and state income tax purposes.

  The components associated with the acquisition of Bankers were as follows:


(In thousands)

Fair value of assets acquired.............           $ 82,604
Cash paid.................................            (63,028)
Note payable to Bankers...................             (5,000)
                                                     --------
  Liabilities assumed.....................           $ 14,576
                                                     ========

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

  In July 1998, the Company finalized a joint venture with SFT Venturer, LLC ("SFT") to form FMAC Star Fund, LLP. The purpose of this entity is to engage in the activity of financing the Company's loans. Each party has a 50% ownership position with SFT contributing 80% of the mandatory capital and the Company contributing the remaining 20%.

  On November 9, 1998, the Company entered into a purchase and sale agreement with Global Alliance Finance Company, LLC, an affiliate of Deutsche Bank Securities, Inc. ("GAFCO"). Under this agreement, the Company will sell certain franchise loans to GAFCO at par value. When GAFCO sells or securitizes such loans, GAFCO and the Company share equally in the resulting profits or losses up to 30% of par value. There is no specified commitment by either party, and the agreement may be terminated by either party on or after November 30, 1999.

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

  Diversified Finance Group.    During the first quarter of 1998, the Company
organized the Diversified Finance Group by combining its Restaurant, Golf, and Funeral Divisions. As of September 30, 1998, the Diversified Finance Group originated loans through a network of 5 offices in 5 states. For the nine months ended September 30, 1998, this group originated $599 million of loans. From inception in 1991 through September 30, 1998, the Diversified Finance Group provided approximately $2.1 billion in financing to borrowers.

  FMAC Golf Finance Group, LLC.    FMAC Golf Finance Group, LLC was established
in April 1998 to provide loans to national, regional, and local operators of golf courses and golf practice facilities. As of September 30, 1998, the FMAC Golf Finance Group, LLC originated loans through a network of 4 offices in 3 states. From its inception through September 30, 1998, the FMAC Golf Finance Group, LLC provided approximately $30 million in financing to borrowers.

  Energy Finance Group.    The Energy Finance Group was organized to provide
loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes and quick lube stores. As of September 30, 1998, the Energy Finance Group originated loans through a network of 9 offices in 7 states. For the nine months ended September 30, 1998, this group originated $450 million of energy loans. From its inception in 1997 through September 30, 1998, the Energy Finance Group provided approximately $632 million in financing to borrowers.

  Multi-Family Finance Group.   Multi-family loans from $250,000 to $3.0 million
are provided through the Company's Multi-Family Mid-Market Division. Loans from $3.0 million to $50.0 million are provided through the Company's Multi-Family Major Loan Division. For the six months ended September 30, 1998, the Multi-Family Finance Group funded $467 million in multi-family loans, which included $85 million in loans that were funded without the use of a credit facility. Loan programs include Fannie Mae, Bankers Capital and Freddie Mac Program Plus. As of September 30, 1998, the multi-family loan servicing portfolio had an unpaid principal balance of $2.5 billion with no delinquencies. The Multi-Family Finance Group originates business through its in-house origination team located in five production offices.

  Equipment Finance Group.   The Equipment Finance Group was organized to
provide equipment financing to experienced owners and operators in sectors in which the Company operates and other strategic complementary businesses. For the nine months ended September 30, 1998, this group originated $60 million of loans and leases. From its inception in 1996 through September 30, 1998, the Equipment Finance Group provided approximately $116 million in financing to borrowers.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

  For comparative purposes, the following discussion presents the pro forma statement of operations for the three and nine months ended September 30, 1997 as if the Company had been taxed as a corporation for those periods.

  Total revenues decreased 31.8% to $15.5 million for the three months ended September 30, 1998 from $22.7 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 65.3% to $13.3 million from $8.0 million. As a result, net income decreased to $1.3 million for the three months ended September 30, 1998 as compared to pro forma net income of $8.6 million in the same period of 1997.

  Total revenues increased 52.9% to $69.3 million for the nine months ended September 30, 1998 from $45.3 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 125.7% to $37.5 million from $16.6 million. As a result, net income increased to $18.4 million for the nine months ended September 30, 1998 as compared to pro forma net income of $16.6 million in the same period of 1997.

  The decrease in revenues for the three months ended September 30, 1998 was attributable to a $16.0 million decrease in gain on sale of loans. The decrease was due primarily to two factors.

 . A $16.8 million hedge loss associated with the $349 million of loans sold in
  ----------------------------------------------------------------------------
  a securitization in the third quarter of 1998. A significant portion of this
  ----------------------------------------------
  is estimated to have been related to abnormal market influences. This loan securitization resulted in a $0.5 million gain on sale as compared to a $18.9 million gain on sale for the $185.2 million securitization in the three months ended September 30, 1997.

  For accounting purposes, hedge gains and losses associated with loans held for sale are deferred until sale of the loans, and are included in the computation of the gain on sale of the loans. The Company hedges these loans with treasury futures, which have correlated to a high degree with the gross gain on sale of the securitized loans, due to the fact that the Company prices its fixed-rate loans based on treasury rates with similar maturities. Effectively, when treasury rates decline or rise, increasing or decreasing the gain on sale of the securitized loans, the treasury futures have an opposite result, thus protecting the Company from interest rate risk. During the third quarter of 1998, market anomalies caused a divergence from correlation on a number of days, resulting in losses on those days which were not offset to the same degree with gains on the securitized loans. Notwithstanding the aforementioned anomalies, management believes that these treasury futures hedges have had and will continue to have a high degree of correlation with the gross gain on sale of the Company's loans throughout the hedging period. On September 30, 1998, the Company had approximately $23.2 million in deferred hedge losses related to the remaining loans and leases held for sale. Such loans and leases held for sale are carried at the lower of cost or market value and include the deferred hedge loss in the cost basis of the loans and leases. Losses deferred will be recognized at the time of the sale of loans and leases to which they are related.

 . A difference in market conditions between the third quarters of 1998 and 1997.
  -----------------------------------------------------------------------------
  Demand for commercial asset-based securities was very high in the third quarter of 1997 as compared to the low demand experienced in the market in the third quarter of 1998. In the third quarter of 1998, market conditions caused a movement by investors to liquid investments, resulting in a lower demand for securitized assets.

  The Company also sold in a securitization $38.3 million of equipment loans and leases, for a gain of $0.8 million. These loans and leases were also encumbered by hedge losses due to market conditions, totaling $1.7 million.

  The $349 million securitization in the three months ended September 30, 1998 resulted in a cash gain of $11.5 million, before hedge loss of $16.8 million. As part of the transaction, the Company purchased two subordinated bonds for $13.9 million. This compared to the $185.1 million securitization in the three months ended September 30, 1997 which resulted in a cash gain of $23.4 million, before hedge loss of $3.7 million.

  The increase in revenues for the nine months ended September 30, 1998 was attributable to a $3.5 million increase in gain on sale of loans and leases. For the nine months ended September 30, 1998, the Company sold approximately $836.3 million of loans and leases in four loan and lease securitizations for a gain on sale of $44.0 million, which resulted in a cash gain of $46.0 million, before hedge loss of $21.4 million as compared to $371.8 million of loans and leases sold in two loan securitizations and three whole loan and lease sales for a gain on sale of $40.5 million, which resulted in a cash gain of $44.0 million, before hedge loss of $4.2 million for the nine months ended September 30, 1997.

  Net interest income also contributed to the change in revenues, increasing 234.7% to $6.0 million for the three months ended September 30, 1998 as compared to $1.8 million for the same period in 1997. For the nine months ended September 30, 1998, revenues increased 345.0% to $14.1 million as compared to $3.2 million for the same period in 1997. These increases were primarily due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations as well as the acquisition of Bankers.

  Loan servicing income increased 463.5% to $4.8 million for the three months ended September 30, 1998 as compared to $0.9 million for the same period in 1997. Loan servicing income increased 378.9% to $10.7 million for the nine months ended September 30, 1998 as compared to $2.2 million for the same period in 1997. These increases were due to an increase in loans and leases serviced for other institutions which resulted from the sales and securitization of loans and leases with servicing rights retained by the Company as well as the acquisition of Bankers. A $2.5 billion servicing portfolio was acquired with the Bankers' purchase. The Company's loan servicing portfolio increased to $5.1 billion as of September 30, 1998 from $1.2 billion as of September 30, 1997.

  Total expenses increased 65.3% to $13.3 million for the three months ended September 30, 1998 as compared to $8.0 million for the same period of the prior year primarily due to infrastructure needs to support the increase in loan and lease originations and the expenses relating to the Multi-Family Finance Group resulting from the acquisition of Bankers. Total expenses as a percentage of loan and lease originations were 2.0% for the third quarter of 1998 compared to 3.8% for the same period of 1997. Personnel expenses increased 50.4% to $6.9 million, business promotions increased 316.1% to $1.2 million, occupancy increased 334.1% to $0.7 million and goodwill amortization increased 397.9% to $0.7 million for the three months ended September 30, 1998 as compared to the same period in 1997.

  Total expenses increased 125.7% to $37.5 million for the nine months ended September 30, 1998 as compared to $16.6 million for the same period of the prior year primarily due to infrastructure needs to support the increase in loan and lease originations and the expenses relating to the Multi-Family Finance Group resulting from the acquisition of Bankers. Total expenses as a percentage of loan and lease originations were 2.3% for the nine months ended September 30, 1998 compared to 3.3% for the same period of 1997. Personnel expenses increased 116.8% to $20.1 million, business promotions increased 371.6% to $3.0 million, occupancy increased 292.6% to $1.7 million and goodwill amortization increased 390.0% to $1.5 million for the nine months ended September 30, 1998 as compared to the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. Warehouse lines of credit, repurchase facilities and working capital lines of credit at September 30, 1998 and December 31, 1997 consisted of the following:

(In thousands)                                             September 30, 1998          December 31, 1997
                                                           ------------------          -----------------
                                          Expiration    Commitment    Principal    Commitment    Principal
                Lender                       Date         Amount     Outstanding     Amount     Outstanding
                ------                       ----         ------     -----------     ------     -----------
Credit Suisse First Boston.............     12/31/98    $  300,000      $169,811     $300,000      $127,249
Morgan Stanley(1)......................     11/13/98       500,000       191,747      200,000        94,031
Banco Santander........................     08/31/99        50,000        18,145       50,000        21,649
Sanwa Bank.............................     06/30/99        25,000        17,061       25,000         4,506
Goldman Sachs(2).......................     04/30/99       100,000        48,114            -             -
Residential Funding Corporation........     09/30/99       100,000        58,390            -             -
Bank of America........................     01/29/99        35,000         5,380            -             -
Residential Funding Corporation........     05/31/99        50,000        17,000            -             -
Other Borrowings(3)....................                          -       113,679            -         8,785
                                                        ----------      --------     --------      --------
                                                        $1,160,000      $639,327     $575,000      $256,220
                                                        ==========      ========     ========      ========

-----------------
(1)  Consists of $300 million committed and $200 million uncommitted.
(2) The warehouse line of credit with Goldman Sachs is used to fund loans through FMAC Golf Finance Group LLC.
(3) Other borrowings includes $63.3 million of sold loans that have been accounted for as a financing at September 30, 1998, $50.4 million dollars of loans that have been financed through FMAC Star Fund, LLP as of September 30, 1998, a $6.4 million sale of loans that has been accounted for as a financing at December 31, 1997, and a $2.4 million loan from Goldman Sachs Mortgage Company to finance a golf loan at December 31, 1997.

  The above facilities, with the exception of Bank of America, have variable interest rates based on London Interbank Offered Rate ("Libor"). The line of credit with Bank of America has a fixed interest rate of 1.00% when Bankers maintains minimum deposit requirements. The weighted average interest rate on the outstanding principal balances of these facilities was 6.92% and 8.23% at September 30, 1998 and December 31, 1997, respectively.

  The Company's warehouse line of credit with Morgan Stanley has been extended to November 13, 1998 from its original expiration date of September 30, 1998. The Company is currently negotiating renewal of this warehouse line of credit, which may include restructuring of funding arrangements.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank, a wholly owned subsidiary of ICII ("SPB") to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the nine months ended September 30, 1998, loans originated for SPB (and not repurchased), including particpations, totaled approximately $26.8 million.

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

  For the nine months ended September 30, 1998, net cash provided by operating activities was $41.3 million. This excludes cash used in net loan origination activities of $332.5 million, which was primarily attributable to the Company's increased loan origination volume. For the nine months ended September 30, 1997, net cash provided by operating activities was $33.3 million, exclusive of cash used in net loan origination activities of $111.9 million.

  For the nine months ended September 30, 1998, net cash used in investing activities was $57.7 million, which was primarily attributable to the purchase of Bankers as well as the purchase of the E and F certificates relating to the 1998-C securitization, offset by the sale of a $22.9 million security, which was related to the Company's 1997-B securitization. For the nine months ended September 30, 1997, net cash provided by investing activities was $35.5 million, which was primarily attributable to the sale of securities related to the restructuring of the Company's 1991-A securitization.

  For the nine months ended September 30, 1998, net cash provided by financing activities was $364.7 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan and lease originations during the period. For the nine months ended September 30, 1997, net cash provided by financing activities was $42.2 million, which was primarily attributable to an increase of $76.6 million in borrowings from warehouse lines of credit, offset by a decrease of $28.1 million in borrowings from ICII and member distributions of $6.3 million.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next 12 months if the Company's future operations are consistent with management's expectations. However, the Company is dependent upon its ability to access warehouse lines of credit and repurchase facilities to fund new loan originations. The Company currently expects to be able to maintain existing warehouse lines of credit and repurchase facilities as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be available on favorable terms, if at all.

INFLATION

  The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers are more likely to refinance their existing loans, which may negatively impact the Company's investments in securitization related assets and interest-only securities.

YEAR 2000 COMPLIANCE

  The Year 2000 issue affects virtually all companies and organizations. Many currently installed computer systems and software systems were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21/st/ century dates from 20/th/ century dates. Until the date fields are updated, the systems or programs could fail or give erroneous results when referencing dates following December 31, 1999. The Company has developed a formal strategic plan which includes an awareness and impact assessment, system testing, and remediation. This plan is projected to be completed by June 1999. After reviewing the Company's initial assessment of its internal systems, management believes that the costs associated with Year 2000 compliance should not be material. The risks associated with the Company's Year 2000 issues are currently being identified and have been determined to include, but are not limited to, the Company's internal systems as well as third party business partners, vendors, and suppliers. The Company is incorporating and encompassing the Year 2000 area as part of the Company's Business Continuity Plan. While the efforts to assess and correct the Company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the Company is taking definite measures to assess risks and develop specific contingency plans. The Company's Year 2000 efforts are on going and its overall project will continue to evolve, as new information becomes available.

RECENT DEVELOPMENTS

  Effective October 30, 1998, G. Louis Graziadio, III, resigned as a member of the Company's Board of Directors. The Board of Directors has appointed Brad Plantiko, Chief Financial Officer of Imperial Credit Industries, Inc., the Company's largest stockholder, to replace Mr. Graziadio as a member of the Board.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY

Date:  November 10, 1998      By: /s/  Raedelle Walker
                                  --------------------
                                  Raedelle Walker
                                  Executive Vice President and Chief Financial
                                    Officer
                                  (Principal Financial Officer and
                                    Principal Accounting Officer)