Form 10-Q/A
period 1998-06-30
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1998-11-16
CIK 1045007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-Q/A


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
Yes   X     NO
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


     CLASS                             SHARES OUTSTANDING AT JULY 31, 1998
     -----                             -----------------------------------

     Common Stock, $0.001 par value    28,715,625

                          PART II - OTHER INFORMATION

  The Registrant hereby amends the disclosure contained in Part II of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 to add Item 4 thereto and the information required thereunder. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 4, as amended follows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

  The 1998 Annual Meeting of Stockholders was held on June 16, 1998.

PROPOSAL 1.  Election of Board of Directors to serve until the 1999 Annual
             Meeting.

                                            FOR           ABSTAIN
                                       -------------   -------------
H. Wayne Snavely                           6,404,636               -
Wayne L. Knyal                             6,404,636               -
Ronald V. Davis                            6,404,636               -
G. Louis Graziadio, III (1)                6,404,636               -
Perry A. Lerner                            6,404,636               -
Richard J. Loughlin                        6,404,636               -
John E. Martin                             6,404,636               -
Michael L. Matkins                         6,404,636               -

_____
(1) Effective October 30, 1998, G. Louis Graziadio, III, resigned as a member of the Company's Board of Directors. The Board of Directors has appointed Brad Plantiko, Chief Financial Officer of Imperial Credit Industries, Inc., the Company's largest stockholder, to replace Mr. Graziadio as a member of the Board.

PROPOSAL 2.  To ratify the appointment of KPMG Peat Marwick LLP as independent accountants of the Company for the year ending December 31, 1998.

      FOR             AGAINST         ABSTAIN
----------------   -------------   -------------
   6,401,870           2,766               -

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY



Date:  November 13, 1998      By: /s/ Raedelle Walker
                                  --------------------------------
                                  Raedelle Walker
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)