Form 10-K405
period 1998-12-31
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1999-03-31
CIK 1045007

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------


  Mark One
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

                                      or

    [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 000-23283

                               ----------------

                                [LOGO OF FMAC]

                     Franchise Mortgage Acceptance Company
            (Exact name of registrant as specified in its charter)

                Delaware                                       95-4649104
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

                               ----------------

     1888 Century Park East, Third Floor,                         90067
           Los Angeles, California                              (Zip Code)
   (Address of principal executive offices)

                               ----------------

       Registrants telephone number, including area code: (310) 229-2600

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

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1999 as reported on the NASDAQ National Market System, was approximately $72,734,212. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 1999, registrant had 28,760,557 shares of Common Stock outstanding.

  The following documents are incorporated by reference into this report: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                    PART I

 Item 1.  BUSINESS......................................................     3
 Item 2.  PROPERTIES....................................................    16
 Item 3.  LEGAL PROCEEDINGS.............................................    16
 Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............    16

                                    PART II

 Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS..........................................    17
 Item 6.  SELECTED FINANCIAL DATA.......................................    17
 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    19
 Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    26
 Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    28
 Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    56

                                   PART III

 Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    56
 Item 11. EXECUTIVE COMPENSATION........................................    59
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    65
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    66

                                    PART IV

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-    70
           K............................................................

Forward-Looking Statements

  Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but are not limited to: regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, competition in the Company's existing and potential future lines of business, the ability of the Company to complete, on a timely basis, the necessary actions with respect to Year 2000 computer issues and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to materially differ from those projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                                    PART I

Item 1. BUSINESS

  Franchise Mortgage Acceptance Company (the "Company") is a commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts and such other branded concepts such as service stations or convenience stores. The Company also engages in the business of originating and servicing multi-family income producing property loans. Additionally, the Company's insurance services subsidiary offers insurance products to businesses nationwide.

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

General

  Since commencing business in 1991, the Company believes it has become a leading lender to national and regional quick service restaurant ("QSR") franchisees, and the Company has developed a growing presence in the casual dining sector. More recently, the Company has expanded its focus to include financing retail energy licensees (service stations, convenience stores, truck stops, car washes and quick lube businesses), golf operating businesses (golf courses and golf practice facilities), the death care industry (funeral homes and cemeteries), and multi-family income producing properties. The Company originates long-term fixed- and variable-rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. The Company's loan and lease products are attractive investments to institutional investors because of the credit profile of its borrowers ("Borrowers"), relatively long loan and lease terms, call protection through prepayment penalties and appropriate risk-adjusted yields. The Company also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. The Company originated loans and leases through 35 marketing offices in 20 states at December 31, 1998. From the Company's inception through December 31, 1998, it funded approximately $3.8 billion in loans and leases and at December 31, 1998, had a servicing portfolio, including loans and leases held for sale, of $5.4 billion. The Company's loan and lease originations grew to $2.1 billion in 1998 from $0.8 billion in 1997. At December 31, 1998, the Company's average initial loan balance was $848,000.

  The Company's focus is to provide funding to industries that have been historically underserved by banks and other traditional sources of financing. This focus requires the Company to develop specific industry expertise in the sectors which it serves in order to provide individualized financial solutions for its Borrowers. The Company believes that its industry expertise, positive market reputation, and proprietary databases, combined with its responsiveness to Borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's Borrowers are generally small business operators or multi-family income producing property owners, with proven operating experience and a history of generating positive operating cash flows. The Company relies primarily upon its assessment of enterprise value, based in part on independent third party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of real estate and other collateral.

  In 1991, the Company began making loans to franchisees of Taco Bell Corp. In 1992 and 1993, loans to other national QSR concepts, such as Burger King, Wendy's, Pizza Hut, KFC and Hardee's, were approved. The Company's principal loan products at that time were fixed rate, 15-year, fully amortizing loans. In 1995, the Company began offering loans to casual dining concepts such as TGI Friday's, Applebee's and Denny's as well as offering its Borrowers adjustable rate loans. Also in 1995, the Company began offering development and construction ("DEVCO") loans to its more experienced Borrowers to fund the development and construction or acquisition of new business units or the conversion of existing business units into a different franchise concept. In 1996, the Company expanded its approved concepts to include strong regional restaurants such as Carl's, Jr., Church's Chicken and Golden Corral and began providing financing to owners and operators of golf courses and golf practice facilities. The Equipment Finance Group also commenced activities in 1996 to provide equipment loans and leases to the sectors which the Company serves and other strategic markets. In February 1997, the Company created its Energy Finance Group to make loans to businesses that distribute retail petroleum products. In the third quarter of 1997, the Company began making loans to funeral home and cemetery owners.

  On April 1, 1998, the Company acquired substantially all of the assets and assumed the liabilities of Bankers Mutual and Bankers Mutual Mortgage, Inc. (together "Bankers"). The acquisition was made pursuant to an Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers and the holders of the outstanding shares of Bankers. Bankers is a Federal National Mortgage Association and Federal National Home Loan Bank lender and servicer. The purchase price paid for the assets consisted of the following: (i) payment by the Company to Bankers of $61.5 million in cash, (ii) delivery of a promissory note in the principal amount of $5.0 million, (iii) contingent cash payments of up to $30.0 million over three years dependent upon the achievement of certain operating results, and (iv) the Companys assumption of Bankers liabilities. The source of funds used for the acquisition was cash on hand.

  In April 1998, the Company formed a wholly owned insurance brokerage subsidiary, FMAC Insurance Services Inc., which offers property, casualty, and employee benefits policies and programs to businesses nationwide. In this business, FMAC Insurance Services Inc. acts only as a broker, taking no insurance risks.

  In April 1998, the Company finalized a joint venture with MLQ Investors, LP ("MLQ") pursuant to which all loan and lease activities of the Company's Golf Finance Group will be exclusively conducted by the new entity known as FMAC Golf Finance Group LLC ("FGFG") which is 50% owned by each of the Company and MLQ and managed by the Company. In connection therewith, a $100 million warehouse line of credit has been established with Goldman Sachs Mortgage Company to provide FGFG with financing.

  In July 1998, the Company finalized a joint venture with SFT Venturer, LLC ("SFT") to form FMAC Star Fund, LLP. The purpose of this entity is to engage in the activity of financing the Company's loans. Each party has a 50% ownership position with SFT contributing 80% of the $90 million mandatory capital and the Company contributing the remaining 20%. Contributions of mandatory capital can only be requested with joint consent of both the Company and SFT. As of December 31, 1998, the Company had made capital contributions of $3.1 million.

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

 Recent Developments

  On March 10, 1999, Bay View Capital Corporation ("Bay View") and the Company executed an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the merger of the Company and Bay View. Following the merger, the Company will operate as a subsidiary of Bay View Bank ("BVB").

  In accordance with the terms of the Merger Agreement, Bay View will acquire all of the common stock of the Company for consideration currently valued at approximately $309 million. Each share of the Company's stock will be entitled to receive, at the election of the holder, either $10.25 in cash or .5125 shares of Bay View's common stock. The Company's stockholder elections are subject to the aggregate number of shares of the Company's common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of the Company's common stock outstanding immediately prior to closing the transaction and no Company stockholder owning more than 9.99% of Bay View's common stock, on a pro forma basis.

  The Merger Agreement also provides for an additional payment of up to $30 million by Bay View in connection with the earn-out provision of the Company's April 1998 acquisition of Bankers.

  Simultaneous with the merger, Bay View will contribute substantially all of the assets and liabilities of the Company to a newly organized and wholly owned subsidiary of BVB. The transaction is expected to close during the third quarter of 1999, subject to approval by both the Company's stockholders and Bay View's shareholders and subject to necessary regulatory approvals.

  In connection with the merger, BVB has purchased $209.3 million in commercial loans from the Company and additionally may purchase up to another $150 million in commercial loans through the end of the first quarter of 1999. BVB may also purchase additional levels of commercial loans through the closing date of the transaction.

  A Voting Agreement has been executed with one of the Company's stockholders, Imperial Credit Industries, Inc. ("ICII"), which provides that this stockholder may not sell its Company stock during the term of the Merger Agreement and will vote in favor of the merger. In conjunction with the merger, Wayne Knyal will have an ownership interest in Bay View in excess of 5% and will hold a seat on Bay Views Board of Directors.

  Consummation of the merger is subject to a number of closing conditions, including approval by both Bay View's shareholders and the Company's stockholders, obtaining necessary regulatory approvals and other closing conditions.

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

  The following table sets forth amounts of loans and leases held in the Company's servicing portfolio, including loans and leases held for sale and investment, and the combined delinquency and foreclosure experience for the periods indicated:

                                           As of December 31,
                          -----------------------------------------------------
                                1998              1997              1996
                          ----------------- ----------------- -----------------
                                    % of              % of              % of
                                  Loans and         Loans and         Loans and
                          Balance  Leases   Balance  Leases   Balance  Leases
                          ------- --------- ------- --------- ------- ---------
                                          (Dollars in millions)
Loans and leases held in
 servicing portfolio....  $5,423   100.00%  $1,629   100.00%   $737    100.00%
30-59 days delinquent...       9     0.16      --       --      --        --
60-89 days delinquent...       2     0.04        3     0.15     --        --
90 days or more
 delinquent.............      58     1.06       13     0.81     --        --
                          ------   ------   ------   ------    ----    ------
  Total delinquencies...  $   69     1.26%  $   16     0.96%   $--        -- %
                          ======   ======   ======   ======    ====    ======

  Secondary Market Execution. The Company is committed to maintaining effective secondary market execution on loans and leases that it originates and sells. The Company believes that the favorable execution it has experienced to date is primarily the result of the attractive terms and the credit quality of the loans and leases that it originates. Of the $40.1 million in gain on sale, which includes net loan fees, recognized by the Company during 1998, $32.4 million was comprised of cash received by the Company at the time of sale before hedge losses of 31.1 million. As a result, the Company has reduced its exposure to the risks associated with holding large amounts of such retained interests on its balance sheet. For the year ended December 31, 1998, the Company completed five securitizations and one whole loan and lease sale totaling $1.1 billion and $14.4 million, respectively. In all such transactions, the Company has retained the right to service the sold or securitized loans, with the exception of the whole loan and lease sale in December.

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

 The Food Service Sector

  According to the National Restaurant Association ("NRA") data, in 1998 the food service industry employed more than nine million people and had estimated sales of $338.4 billion. According to the NRA, full service restaurants, QSRs, commercial cafeterias, social caterers and ice cream and frozen yogurt stands ("Eating

Places") represented an estimated $227.4 billion, or 67.2%, of such food service sales in 1998 and are expected to grow by 4.7% to $238.1 billion in 1999. The QSR segment of Eating Places represents those restaurants that offer fast food or take-out, without table service. Most QSR establishments offer food products that lend themselves to quick service, such as pizza, chicken, hamburgers and similar food items. Full service restaurants typically represent casual and fine dining restaurants that accept major credit cards, offer table service and provide full liquor service. The QSR segment represented an estimated $105.6 billion, or 46.4%, of all Eating Places sales in 1998, and is expected to grow by 4.6% to $110.4 billion in 1999. The full service segment represented an estimated $111.8 billion, or 49.2% of all Eating Places sales in 1998, and is expected to grow by 4.9% to $117.3 billion in 1999.

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

 The Retail Energy Sector

  The United States retail petroleum sector is composed of service stations, convenience stores, and other related retail establishments which provide branded and independent fuel for motor vehicle consumption. According to industry sources such as the U.S. Federal Highway Administration, Bureau of Labor Statistics and National Petroleum News ("NPN"), retail petroleum sector sales for the year ended December 31, 1997 approximated $235 billion. According to NPN, the service station sector included approximately 183,000 units. The Company believes that these units are generally well located as a result of the early origins of these units relative to convenience stores and other retail merchants. According to the National Association of Convenience Stores (NACS), at December 31, 1997, there were approximately 95,700 domestic convenience stores of which approximately 73% distributed fuel. According to NACS, convenience store industry sales were $156.2 billion, of which $83.8 billion were motor fuel sales. According to the U.S. Federal Highway Administration, 124.3 billion gallons of gasoline were sold in the U.S. in 1997. The strength in demand reflects United States economic growth, the increase in the total vehicle miles traveled and the growing popularity of sport utility vehicles and minivans.

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

 The Golf Sector

  In the United States, golf courses handled approximately 547 million rounds in 1997, a compound annual growth rate of 2.4% from 1993. According to the National Golf Foundation (NGF), the overall number of golfers increased 7% to
26.5 million, the highest number of golfers since 1990. Currently, 25% of golfers are over 50 years of age, with 47.2% between the ages of 18 and 39. The National Golf Foundation (NGF) statistics show that golfers in their 50's play three times as much as golfers between the ages of 18 and 39. The number of rounds played should significantly increase as the baby-boomer segment of the population heads toward retirement age. In addition, for the past 10 years, the game has added approximately two million beginners a year, with the 18 to 29 age group producing the largest single sub-segment. In 1997, there was a 51% increase in the number of beginner golfers to three million while the game also recognized a 34% increase in junior golfers (defined as individuals between the ages of 12 and 17).

  According to NGF, 429 new golf courses were opened in 1997, of which 285 were new facilities and 144 were expansions of existing facilities. As of December 31, 1997, there were 932 courses under construction, of which 655 were new facilities and 277 were expansions of existing facilities. According to NGF data, there were 719 courses in the planning stages (not yet under construction), of which 576 were new facilities while 143 were expansions of existing facilities. Of the courses under construction at the end of 1997, it is estimated that as many as 485 courses will open in 1998. NGF defines a golf facility as a facility with at least one nine-hole course and that may include different types of courses, such as regulation-length courses, executive-length courses, and par-3 length courses. In 1997, there were 14,602 golf facilities consisting of 16,010 golf courses. Of the total number of facilities in the U.S., 71% were public access.

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

  The industry is highly fragmented and undergoing intense consolidation. Acquisition activity has accelerated dramatically over the past few years both in the U.S. and abroad. Owners of funeral homes and cemeteries have had few alternatives to finance their businesses at their true value and are in general under leveraged. Finance sources have historically consisted primarily of local banks, the Small Business Administration, and other commercial finance lenders. This lack of readily available financing has made it difficult for operators to remain independent. Based on research conducted in the latter half of 1997, the Company has determined that a large portion of funeral home owners desire to remain independent, to have a succession plan for their businesses and to have an alternative to selling out.

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

 The Multi-Family Income Property Sector

  According to the 1997 Housing and Urban Development survey of mortgage lending activity, commercial banks and savings and loan associations originated 68.1% of the multi-family loans in the United States followed by mortgage companies which originated 22.4% for the same period. The National Multi Housing Council ("NMHC") reported that there were 101 million U.S. households in 1997, of which 35 million households rented their units. The NMHC went on to report that apartment properties with 5 or more units make up the single largest category of rental property types, accounting for over 15 million households and 30 million people.

 The Insurance Services Sector

  Insurance products can be offered to an assortment of businesses from small organizations to Fortune 1000 companies serving an array of industries from manufacturing to retail to financial services. All of these companies need and require insurance. Insurance products vary from company to company as well, including property, casualty, surety, life, health, and accident. The Company acts only as a broker with respect to the offering of such products to its customers.

  As a part of its loan origination process, the Company requires its Borrowers to maintain certain types of insurance in order to secure loans. The Company believes that it has an inherent competitive advantage in marketing insurance products to its Borrowers because its target market is identified directly through its loan origination and servicing efforts.

Loan Originations

 Types of Loan Products

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

     Environmental. The Energy Finance Group has an internal environmental department, currently consisting of three experienced environmental professionals. The Company's environmental process does not require either Phase I or Phase II inspections, but a pragmatic detailed questionnaire that requires the attachment of both federal and state documentation and certification.

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

  Multi-Family Loans. Substantially all of the Companys multi-family loans are long-term fixed rate loans provided for purposes of financing multi-family income producing properties. Multi-family loans generally have a maximum term and amortization of up to 30 years with a 9 years yield maintenance period. Fixed rate loans are tied to the U.S. Treasury rates. Many of the Company's multi-family loans require balloon payments at the maturity date, which facilitates continual refinancing.

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

  The Company's lending groups currently include Diversified Finance, FMAC Golf Finance Group LLC, Energy Finance, Multi-Family Finance, and Equipment Finance. Each of these groups includes a core group of professionals who are experts in the sector and can target selected borrowers in such sector.

  Diversified Finance Group. During the first quarter of 1998, the Company organized the Diversified Finance Group by combining its Restaurant, Golf, and Funeral Divisions. For the year ended December 31, 1998, this group originated $675 million of loans. From the Company's inception in 1991 through December 31, 1998, the Diversified Finance Group provided approximately $2.1 billion in financing to Borrowers.

  The following table sets forth the Diversified Finance Group's loan originations for the periods indicated by franchise concept and loan type:

                        Year Ended December 31, 1998     Year Ended December 31, 1997     Year Ended December 31, 1996
                      -------------------------------- -------------------------------- --------------------------------
                        Number   Principal     % of      Number   Principal     % of      Number   Principal     % of
                       of Loans    Amount     Total     of Loans    Amount     Total     of Loans    Amount     Total
                      Originated Originated Originated Originated Originated Originated Originated Originated Originated
                      ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                            (Dollars in thousands)
Restaurant:
QSRs:
 Taco Bell...........    255      $216,134     32.0%       281     $216,212     38.1%       237     $176,923     40.9%
 Wendy's.............     78        63,371      9.4         56       43,426      7.7         41       34,249      7.9
 Burger King.........     59        46,475      6.9         82       69,881     12.3        105      100,517     23.2
 KFC.................     52        29,090      4.3         61       30,306      5.3         19       12,311      2.8
 Other QSR(1)........     89        48,357      7.2        146       66,270     11.7        105       66,450     15.5
                         ---      --------    -----       ----     --------    -----      -----     --------    -----
  Total QSR..........    533       403,427     59.8       6264       26,095     75.1        507      390,450     90.3
Casual Dining:
 Bojangles'..........    131        78,000     11.6        --           --       --         --           --       --
 Applebee's..........     55        57,329      8.5         16       21,760      3.8      4,750            3      1.1
 Golden Corral.......     12        19,607      2.9          6       10,082      1.8          5       14,450      3.3
 Pizza Hut...........     29        18,033      2.7          3        1,919      0.3         16        8,093      1.9
 Other Casual
  Dining(1)               39        33,499      5.0        111       74,409     13.1         10       14,787      3.4
                         ---      --------    -----       ----     --------    -----      -----     --------    -----
  Total Casual
   Dining............    266       206,468     30.7        136      108,170     19.0         34       42,080      9.7
                         ---      --------    -----       ----     --------    -----      -----     --------    -----
  Total Restaurant...    799       609,895     90.5        762      534,265     94.1        541      432,530    100.0
  Total Golf.........      5         8,850      1.3          9       33,218      5.9        --           --       --
  Total Funeral......     46        56,361      8.2        --           --       --         --           --       --
                         ---      --------    -----       ----     --------    -----      -----     --------    -----
  Grand Total........    850      $675,106    100.0%       771     $567,483    100.0%       541     $432,530    100.0%
                         ===      ========    =====       ====     ========    =====      =====     ========    =====

--------
(1) Concepts represent less than 2.0% of 1998 originations.

  FMAC Golf Finance Group LLC. FMAC Golf Finance Group LLC ("FGFG") was established in April 1998 to provide loans to national, regional, and local operators of golf courses and golf practice facilities. From its inception through December 31, 1998, FGFG provided approximately $30.0 million in financing to Borrowers.

  Currently, the Company is not actively originating golf loans and is in the process of winding down its golf operations.

  Energy Finance Group. The Energy Finance Group was organized to provide loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes and quick lube stores. For the year ended December 31, 1998, this group originated $466 million of energy loans. From its inception in 1997 through December 31, 1998, the Energy Finance Group provided approximately $647 million in financing to Borrowers.

  The following table sets forth the Energy Finance Group's loan originations for the periods indicated by franchise concept:

                              Year Ended December 31, 1998     Year Ended December 31, 1997
                            -------------------------------- --------------------------------
                              Number   Principal     % of      Number   Principal     % of
                             of Loans    Amount     Total     of Loans    Amount     Total
                            Originated Originated Originated Originated Originated Originated
                            ---------- ---------- ---------- ---------- ---------- ----------
                                                 (Dollars in thousands)
   Exxon...................     48      $ 77,375     16.6%       84      $ 77,058     42.6%
   Texaco..................     46        61,924     13.3        25        29,137     16.1
   Citgo...................     97        57,920     12.4         9         8,758      4.8
   Amoco...................     65        56,178     12.0         6         3,115      1.7
   Chevron.................     59        50,118     10.7        21        16,322      9.0
   Other(1)................    207       162,975     35.0        67        46,444     25.8
                               ---      --------    -----       ---      --------    -----
     Grand Total...........    522      $466,490    100.0%      212      $180,834    100.0%
                               ===      ========    =====       ===      ========    =====

--------
(1) Concepts represent less than 10.0% of 1998 originations.

  Multi-Family Finance Group. Multi-family loans from $250,000 to $3.0 million are provided through the Company's Multi-Family Mid-Market Division. Loans from $3.0 million to $50.0 million are provided through the Company's Multi-Family Major Loan Division. From its inception in April 1998 through December 31, 1998, the Multi-Family Finance Group funded $887 million in multi-family loans. Loan programs include Fannie Mae DUS, Bankers Capital and Freddie Mac Program Plus. As of December 31, 1998, the multi-family loan servicing portfolio had an unpaid principal balance of $2.8 billion with $4.1 million, or 0.15%, which were 30--59 days delinquent.

  Equipment Finance Group. The Equipment Finance Group was organized to provide equipment financing to experienced owners and operators in sectors in which the Company operates and other strategic complementary businesses. For the year ended December 31, 1998, this group originated $85 million of loans and leases. From its inception in 1996 through December 31, 1998, the Equipment Finance Group provided approximately $140 million in financing to Borrowers.

  The following table sets forth the Company's loan and lease origination activity by sector for the periods indicated:

                                      Year Ended December 31, 1998                     Year Ended December 31, 1997
                            ------------------------------------------------ ------------------------------------------------
                                                                     % of                                             % of
                                           Weighted    Principal  Principal                 Weighted    Principal  Principal
    Lending Sector           Number of      Average      Amount     Amount    Number of      Average      Amount     Amount
 an Type of Originationd    Originations Interest Rate Originated Originated Originations Interest Rate Originated Originated
-----------------------     ------------ ------------- ---------- ---------- ------------ ------------- ---------- ----------
                                                                                          (Dollars in thousands)
   Restaurant Loans:
    Fixed-rate
    loans...........             788          8.89%    $  600,847    28.0%        635         10.04%     $421,108     52.6%
    Variable-rate
    loans...........              11          9.23          9,048     0.4         127          9.55       113,157     14.1
                               -----                   ----------   -----       -----                    --------    -----
    Total (1).......             799          8.90        609,895    28.4         762          9.93       534,265     66.7
   Golf Loans(2):
    Fixed-rate
    loans...........              12          8.82         33,890     1.6           7         10.83        21,030      2.6
    Variable-rate
    loans...........               2         10.17          5,000     0.2           2          9.47        12,188      1.5
                               -----                   ----------   -----       -----                    --------    -----
    Total (3).......              14          9.00         38,890     1.8           9         10.33        33,218      4.1
   Funeral Loans:
    Fixed-rate
    loans...........              42          9.39         53,314     2.5         --            --            --       --
    Variable-rate
    loans...........               4          9.87          3,047     0.1         --            --            --       --
                               -----                   ----------   -----       -----                    --------    -----
    Total (4).......              46          9.42         56,361     2.6         --            --            --       --
   Retail Energy
   Loans:
    Fixed-rate
    loans...........             498          9.13        432,060    20.2         181         10.08       158,726     19.8
    Variable-rate
    loans...........              24          9.83         34,430     1.6          31          9.84        22,108      2.8
                               -----                   ----------   -----       -----                    --------    -----
    Total (5).......             522          9.18        466,490    21.8         212         10.05       180,834     22.6
   Multi-Family
   Loans:
    Fixed-rate
    loans...........             102          6.55        798,424    37.3         --            --            --       --
    Variable-rate
    loans...........               5          6.78         88,175     4.1         --            --            --       --
                               -----                   ----------   -----       -----                    --------    -----
    Total...........             107          6.57        886,599    41.4         --            --            --       --
   Equipment
   Finance:
    Fixed-rate loans
    and leases......             384         10.73         85,079     4.0         254         12.14        52,722      6.6
                               -----                   ----------   -----       -----                    --------    -----
    Total loan and
    lease
    originations....           1,872          8.09%    $2,143,314   100.0%      1,237         10.12%     $801,039    100.0%
                               =====                   ==========   =====       =====                    ========    =====
                                      Year Ended December 31, 1996
                            ------------------------------------------------
                                                                     % of
                                           Weighted    Principal  Principal
    Lending Sector           Number of      Average      Amount     Amount
 an Type of Originationd    Originations Interest Rate Originated Originated
-----------------------     ------------ ------------- ---------- ----------
   Restaurant Loans:
    Fixed-rate
    loans...........            292          10.24%     $218,765     47.6%
    Variable-rate
    loans...........            249           9.31       213,765     46.5
                            ------------               ---------- ----------
    Total (1).......            541           9.78       432,530     94.1
   Golf Loans(2):
    Fixed-rate
    loans...........              2          10.95        14,200      3.1
    Variable-rate
    loans...........              3           9.74        10,251      2.2
                            ------------               ---------- ----------
    Total (3).......              5          10.44        24,451      5.3
   Funeral Loans:
    Fixed-rate
    loans...........            --             --            --       --
    Variable-rate
    loans...........            --             --            --       --
                            ------------               ---------- ----------
    Total (4).......            --             --            --       --
   Retail Energy
   Loans:
    Fixed-rate
    loans...........            --             --            --       --
    Variable-rate
    loans...........            --             --            --       --
                            ------------               ---------- ----------
    Total (5).......            --             --            --       --
   Multi-Family
   Loans:
    Fixed-rate
    loans...........            --             --            --       --
    Variable-rate
    loans...........            --             --            --       --
                            ------------               ---------- ----------
    Total...........            --             --            --       --
   Equipment
   Finance:
    Fixed-rate loans
    and leases......             16          12.14         2,539      0.6
                            ------------               ---------- ----------
    Total loan and
    lease
    originations....            562           9.83%     $459,520    100.0%
                            ============               ========== ==========

----
(1) For the year ended December 31, 1998, 88.7% and 11.3% of the Company's restaurant loans consisted of permanent and DEVCO loans, respectively; such percentages were 70.3% and 29.7% at December 31, 1997 and 75.4% and 24.6% at December 31, 1996.
(2) Includes loans originated through FGFG.
(3) For the years ended December 31, 1998, 1997 and 1996, all of the Company's golf loans were permanent loans.
(4) For the year ended December 31, 1998, 94.6% and 5.4% of the Company's funeral loans consisted of permanent and DEVCO loans, respectively.
(5) For the year ended December 31, 1998, 94.3% and 5.7% of the Company's retail energy loans consisted of permanent and DEVCO loans, respectively such percentages were 80.9% and 19.1% at December 31, 1997.

  Geographic Distribution--The following table sets forth by state the number of loans and leases originated by the Company for the periods presented:

                      Year Ended December 31, 1998       Year Ended December 31, 1997       Year Ended December 31, 1996
                   ---------------------------------- ---------------------------------- ----------------------------------
                                Principal     % of                 Principal     % of                 Principal     % of
                    Number of     Amount     Total     Number of     Amount     Total     Number of     Amount     Total
                   Originations Originated Originated Originations Originated Originated Originations Originated Originated
                   ------------ ---------- ---------- ------------ ---------- ---------- ------------ ---------- ----------
                                                            (Dollars in Thousands)
California(1)....       267     $  971,238    45.3%        182      $114,488     14.3%        42       $ 33,209      7.2%
Texas............       295        185,083     8.6          67        62,054      7.7         42         29,264      6.4
North Carolina...       153        105,277     4.9          78        48,097      6.0         21         23,106      5.0
Nevada...........        17         83,945     3.9          12        14,895      1.9         18         11,284      2.5
Virginia.........        86         70,905     3.3          47        34,883      4.4         17         35,913      7.8
South Carolina...       100         68,726     3.2          23        16,311      2.0         21         17,022      3.7
Tennessee........        69         63,831     3.0          12         4,231      0.5         15         10,980      2.4
Michigan.........        48         60,580     2.8          64        43,890      5.5          7          4,848      1.1
Georgia..........        79         52,307     2.4         115        85,281     10.6         11         11,052      2.4
Other
 States(2).......       758        481,422    22.6         637       376,909     47.1        368        282,842     61.5
                      -----     ----------   -----       -----      --------    -----        ---       --------    -----
 Totals:.........     1,872     $2,143,314   100.0%      1,237      $801,039    100.0%       562       $459,520    100.0%
                      =====     ==========   =====       =====      ========    =====        ===       ========    =====

--------
(1) The increase in total originations in 1998 for the State of California was primarily attributable to the addition of the Multi-Family Finance Group.

(2) Other states represent loan originations that are less than 2.0% of total 1998 originations.

Competition

  The Company faces intense competition in the business of originating and selling loans and leases. Traditional competitors in the financial services business include commercial banks, thrift institutions, diversified finance companies, asset-based lenders, franchise finance companies and real estate investment trusts. Many of these competitors in the commercial finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. In addition, many financial service organizations have formed national networks for loan and lease originations substantially similar to the Company's loan and lease programs. Competition can take many forms including convenience in obtaining a loan or lease, customer service, marketing and distribution channels, amount and term of the loan, and interest or credit ratings. In addition, the current level of gains realized by the Company and its competitors on the sale of loans and leases could attract additional competitors into this market with the possible effect of lowering gains on future loan and lease sales due to increased loan and lease origination competition.

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

 Future Laws

  The laws, rules and regulations applicable to the Company are subject to modifications and change. There can be no assurance that rules and regulations, or other such laws will not be adopted in the future which could make compliance more difficult or expensive, restrict the Company's ability to originate or sell loans, the amount of interest and other charges earned on loans originated or sold by the Company, or otherwise adversely affect the business or prospects of the Company.

 Government Sponsored Enterprises

The Multifamily Finance Group is required to originate, underwrite and service the loans in accordance with the standards as set forth in writing by Government Sponsored Enterprises ("GSEs"). These standards, which are continually updated, are important and allow for continuity in the secondary market for the ultimate investors in the mortgage-backed securities. The Multifamily Finance Group is subject to annual audits by GSEs. There has never been a material finding associated with any audit from the GSEs.

 Environmental Liability Generally

  Contamination of real property by hazardous substances may give rise to a lien on that property to assure payment of the cost of clean-up or, in certain circumstances subject the lender to liability. Such contamination may also reduce the value of the business property. Under the laws of some states and under the Comprehensive Environmental Response, Compensation, and Liability Act, a lender may become liable for cleanup of a property and adjacent properties that are contaminated by releases from the property if the lender engages in certain activities.

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

  Environmental Regulations Affecting Retail Energy Businesses. The operation and management of retail energy businesses (whether pursuant to direct ownership, lease or management contract) involves the use and limited storage of certain hazardous materials. Specifically, the Company's Borrowers in the retail energy sector incur ongoing costs to comply with federal, state and local environmental laws and regulations governing Underground Storage Tanks ("USTs") used in their operations. The Company's loans may be secured by convenience store and gas station locations with USTs and other environmental risks. Borrowers may be required to obtain various environmental permits and licenses in connection with their operations and activities and comply with various health and safety regulations adopted by federal, state, local and foreign authorities governing the use and storage of such hazardous materials. Under various federal, state, local and foreign laws, ordinances and regulations, various categories of persons, including owners, operators or managers of real property may be liable for the costs of investigation, removal and remediation of hazardous substances that are or have been released on or in their property even if such releases were by former owners or occupants. In addition, any liability to Borrowers for assessment and remediation activities in connection with releases into the environment of gasoline or other regulated substances from USTs or otherwise at such Borrowers' gasoline facilities could adversely impact the Borrowers' ability to repay their loans from the Company or the value of any pledged collateral. Due to the nature of releases, the actual costs incurred may vary and the ongoing costs of assessment and remediation activities may vary from year to year and may adversely impact such Borrowers' ability to repay their loans.

  Most states have funds which provide reimbursement to qualified storage tank owners/operators for assessment and remediation costs associated with petroleum releases (after the operator pays a set deductible and co-payment amount). Most funds are supported by annual tank registration fees paid by the station owners and a gasoline fee, included in the price of the gas, which is paid by consumers. There have been an increasing number of UST replacements in recent years. Consequently, some state funds have been drained of reserves. The result is a delay in disbursement until the fund can be replenished with fee collections, the effect of which may have an adverse effect on the borrowers' financial condition and ability to repay its loan.

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

 Impaired Property Insurance Policy

  The Company will be entitled to the benefit of a Secured Creditor Impaired Property Insurance Policy (the Policy) issued by Commerce and Industry Insurance Company, a member company of American International Group, Inc. (the Insurer) with respect to energy loan mortgaged properties. The following summary describes certain provisions of the Policy. The summary does not purport to be complete and is subject to, and qualified in its entirety by reference to the provisions of the Policy. The Policy will insure the Company, subject to terms of the Policy, against the following claims, expenses, and losses made or incurred during the Policy period which result from existing and known environmental contamination that has been disclosed to the Insurer or environmental contamination that is discovered during the effective period of the Policy of energy loan mortgaged properties: either (i) certain clean-up costs relating to certain pollution conditions required to be paid by the Company with respect to any such mortgaged property, or (ii) loss resulting from a default by a related borrower in an amount equal to the lesser of the outstanding principal balance of the related energy loan and certain clean-up costs with respect to such mortgaged properties where the pollution condition is first discovered by the insured during the Policy period. The maximum recovery under the Policy is $2 million per loss and $25 million overall, with a $10,000 deductible on each loss. The Policy expires in the year 2017.

Employees

  As of February 28, 1999, the Company had approximately 370 employees. Management believes that its relations with these employees are satisfactory. The Company is not party to any collective bargaining agreement.

Item 2.  PROPERTIES

  The Company's executive and administrative offices are located in the Century City area of Los Angeles, California. The Diversified Finance Group is headquartered in Englewood, Colorado; the Energy Finance Group is headquartered in Morristown, New Jersey; the Equipment Finance Group is headquartered in Greenwich, Connecticut; the Multi-Family Finance Group is headquartered in Newport Beach, California; and the Insurance Services Group is headquartered in the Company's Century City office. The Company leases 29 additional marketing offices nationwide and owns one office in Columbus, Nebraska which is secured by a promissory note and deed of trust. Management believes these properties are adequate and suitable for the Companys ongoing operations.

Item 3.  LEGAL PROCEEDINGS

  The predecessor entity to Franchise Mortgage LLC, and Mr. Knyal, among others, are named as defendants in De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. On March 25, 1999, the Superior Court entered an order in connection with the action, a portion of which was stayed on March 29, 1999. The stayed portion included, among other things, an order to dissolve Franchise Mortgage Acceptance Co., L.P. ("FMACLP"), a partnership of which FLRT, Inc. is the general partner and which was formed in 1991 to originate and securitize franchise loans, and an order requiring an accounting by FLRT, Inc. and Mr. Knyal to the limited partners of FMACLP. The unstayed portion of the order includes a finding, among other things, that Mr. Knyal and FLRT, Inc. breached the FMACLP partnership agreement and that the limited partners of FMACLP have a right to a portion of the shares of the Company owned by FLRT, Inc. or Mr. Knyal, and of the proceeds realized from any sale of FLRT, Inc.'s or Mr. Knyal's Company shares after November 1997. The order also states that Mr. Knyal and FLRT, Inc. may not dispose of or encumber any shares of the Company held by either of them, and that Mr. Knyal may not dispose of or encumber any shares of FLRT, Inc. held by him. Counsel to the predecessor entity and Mr. Knyal and counsel to FMACLP, which is not a party to the action, believe that the action is without merit, and counsel to the predecessor entity and Mr. Knyal intend to appeal the order and intend to vigorously defend the action. Although the Company is not a party to the action, Imperial Credit Industries, Inc. ("ICII"), Mr. Knyal and FLRT, Inc. have agreed to indemnify the Company against any and all liability that the Company and its stockholders (other than ICII, Mr. Knyal and FLRT, Inc.) may incur as a result of this lawsuit.

  The Company has been named as a defendant in other legal actions, which legal actions have arisen in the ordinary course of business, none of which management believes to be material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

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

                                                                  Market Price
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
   1998
     1st Quarter................................................. $26.25 $16.00
     2nd Quarter................................................. $28.25 $20.50
     3rd Quarter................................................. $27.00 $ 6.25
     4th Quarter................................................. $10.19 $ 3.50
   1997
     1st Quarter.................................................    N/A    N/A
     2nd Quarter.................................................    N/A    N/A
     3rd Quarter.................................................    N/A    N/A
     4th Quarter (beginning November 18)......................... $20.00 $15.88

  According to the report of beneficial owners provided by the Depository Trust Company, the approximate number of shareholders of record of the Company's common stock on January 29, 1999 was 102. During the years ended December 31, 1998 and 1997, the company neither declared nor paid any dividends to its stockholders.

Item 6.  SELECTED FINANCIAL DATA

                                                                       Predecessor
                                                                 -----------------------
                                                     Six Months  Six Months     Year
                                Year Ended             Ended       Ended       Ended
                               December 31,         December 31,  June 30,  December 31,
                          ------------------------- ------------ ---------- ------------
                           1998     1997     1996       1995        1995        1994
                          -------  -------  ------- ------------ ---------- ------------
                                (In thousands, except per share data and ratios)
Statement of Operations
 Data:
Revenues:
  Gain on sales of loans
   and leases(1)........  $40,146  $52,117  $18,671    $ --       $   --       $4,052
  Net interest income...   17,119    5,156    1,641      239          154          37
  Loan servicing
   income...............   18,507    3,314    1,191      349          326         306
  Loss on transfer of
   loans to held for
   investment...........   (8,845)     --       --       --           --          --
  Other income (loss)...      650     (111)      63      --           --           68
                          -------  -------  -------    -----      -------      ------
    Total revenues......   67,577   60,476   21,566      588          480       4,463
                          -------  -------  -------    -----      -------      ------
Expenses:
  Personnel.............   26,306   13,636    8,270      356          931       1,723
  General and
   administrative.......    8,313    3,826    1,094      294          684       1,804
  Other.................   19,147    7,293    2,878      597          776       1,664
                          -------  -------  -------    -----      -------      ------
    Total expenses......   53,766   24,755   12,242    1,247        2,391       5,191
                          -------  -------  -------    -----      -------      ------
  Income (loss) before
   income taxes and
   minority interest in
   subsidiary...........   13,811   35,721    9,324     (659)     (1,911)       (728)
Minority interest in
 subsidiary.............       (8)     --       --       --           --          --
Income taxes(2).........    5,528   15,001      --       --           --          --
                          -------  -------  -------    -----      -------      ------
    Net income (loss)...  $ 8,291  $20,720  $ 9,324    $(659)     $(1,911)     $ (728)
                          =======  =======  =======    =====      =======      ======
Basic and diluted income
 per share(3)...........  $  0.29  $  0.91
                          =======  =======

                                             As of December 31,
                               ------------------------------------------------
                                                                    Predecessor
                                 1998      1997     1996     1995      1994
                               --------  -------- -------- -------- -----------
                                               (In thousands)
Balance Sheet Data:
Cash and cash equivalents....  $ 33,425  $  7,335 $    --  $    --    $   102
Securities available for
 sale........................    16,818    22,870   39,349      --      9,541
Loans and leases held for
 sale........................   325,727   343,200   98,915  181,254       --
Loans and leases held for
 investment..................   162,928       --       --       --        --
Retained interest in loan
 securitizations.............    29,952    21,652    6,908      --        --
Servicing rights.............    29,905     2,213      --       --        --
Accrued interest receivable..     2,587     2,758      560    1,108       138
Goodwill.....................    37,353     4,315    4,332    4,226       --
Other assets.................    37,619    17,889   10,112    2,460       467
                               --------  -------- -------- --------   -------
  Total assets...............   676,314   422,232  160,176  189,048    10,248
Payable to Imperial Credit
 Industries, Inc.............       --        --    17,728      --        --
Overdraft....................       --        --       171      445       --
Borrowings...................   483,763   256,220  125,240  181,632    13,548
Income taxes(2)..............    19,706    15,001      --       --        --
Other liabilities............    26,140    12,589    2,580    3,198     1,543
                               --------  -------- -------- --------   -------
  Total liabilities..........   529,609   283,810  145,719  185,275    15,091
Minority interest in
 subsidiary..................        (8)
Members' equity..............       --        --  $ 14,457 $  3,773   $(4,843)
                                                  ======== ========   =======
  Total stockholders'
   equity....................  $146,713  $138,422
                               ========  ========

                                        Year Ended December 31,
                          -------------------------------------------------------
                                                                      Predecessor
                             1998        1997       1996      1995       1994
                          ----------  ----------  --------  --------  -----------
                                     (In thousands, except ratios)
Operating Statistics:
Loan originations:
  Total loan
   originations.........  $2,058,235  $  748,317  $456,981  $218,742   $109,166
  Average initial
   principal balance per
   loan.................  $    1,383  $      761  $    837  $    706   $    635
  Number of loans.......       1,488         983       546       310        172
  Weighted average
   interest rate:
    Fixed rate loans....        7.98%      10.08%    10.29%    10.12%     10.21%
    Variable rate
     loans..............        7.88%       9.58%     9.34%     8.40%      8.13%
Equipment finance
 originations:
  Total equipment
   finance
   originations.........  $   85,079  $   52,722  $  2,539  $    --    $    --
  Average principal
   balance per
   financing............  $      222  $      258  $    159  $    --    $    --
  Number of financings..         384         250        16       --         --
  Weighted average
   interest rate........       10.73%      12.14%    12.14%      -- %       -- %
Total loan and lease
 originations:..........  $2,143,314  $  801,039  $459,520  $218,742   $109,166
Loan sales:
  Whole loan sales(1)...      14,394  $   50,800  $    --   $    --    $    --
  Loans sold through
   securitizations(1)...   1,122,186     483,100   325,088   147,972    105,686
                          ----------  ----------  --------  --------   --------
    Total...............   1,136,580  $  533,900  $325,088  $147,972   $105,686
Loans and leases held in
 servicing
 portfolio(4)...........  $5,422,879  $1,629,067  $737,176  $358,579   $180,367
Net charge-offs as a
 percentage of total
 servicing portfolio....       0.001%        -- %      -- %      -- %       -- %

--------
(1) Gain on sale for the years ended December 31, 1998, 1997 and 1996 includes $23.8 million, $54.2 million and $11.5 million of cash gains before hedge gains (losses) of ($31.1) million, ($5.1) million and $0.4 million, of which $13.4 million, $6.1 million and $7.8 million, respectively, represented loan fees. The gain on sale of loans for the December 1995 securitization was not recognized until the first quarter of 1996.
(2) From July 1, 1995 through November 18, 1997, the Company qualified to be treated as a limited liability company, which is similar to a partnership, for federal and state income tax purposes. As a result of terminating the Company's LLC status upon completion of the Initial Public Offering, the Company was required to record a one-time non-cash charge of $11.0 million against historical earnings for deferred income taxes. This charge occurred in the quarter ended December 31, 1997 and the year ended December 31, 1997.
(3) For the year ended December 31, 1998 and 1997, weighted average basic outstanding shares of 28,715,625 and 22,669,949, respectively, and weighted average diluted outstanding shares of 28,976,111 and 22,669,949, respectively, were used in computing income per share.
(4) Delinquencies 90 or more days past due as a percentage of all loans and leases held in the Company's servicing portfolio were 1.06% and 0.8% as of December 31, 1998 and 1997, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (In thousands)
Revenues:
  Gain on sale of loans and leases.......................... $ 40,146  $ 52,117
  Interest income...........................................   55,439    26,758
  Interest expense..........................................  (38,320)  (21,602)
                                                             --------  --------
    Net interest income.....................................   17,119     5,156
  Loan servicing income.....................................   18,507     3,314
  Loss on transfer of loans to held for investment..........  (8,845)       --
  Other income (loss).......................................      650      (111)
                                                             --------  --------
    Total revenues..........................................   67,577    60,476
                                                             --------  --------
Expenses:
  Personnel.................................................   26,306    13,636
  Professional services.....................................    4,057     2,416
  Travel....................................................    3,517     1,585
  Business promotion........................................    4,203     1,251
  Provision for losses......................................    2,644       933
  Occupancy.................................................    2,504       683
  Goodwill amortization.....................................    2,222       425
  General and administrative................................    8,313     3,826
                                                             --------  --------
    Total expenses..........................................   53,766    24,755
                                                             --------  --------
  Income before tax and minority interest in subsidiary.....   13,811    35,721
  Minority interest in subsidiary...........................       (8)      --
  Income taxes..............................................    5,528    15,001
                                                             --------  --------
    Net income.............................................. $  8,291  $ 20,720
                                                             ========  ========

  Total revenues increased 11.7% to $67.6 million for the year ended December 31, 1998 from $60.5 million for the comparable period in 1997. During the same periods, the Company's total expenses increased 117.2% to $53.8 million from $24.8 million. As a result, net income decreased 60.0% to $8.3 million for the year ended December 31, 1997 as compared to $20.7 million in 1996.

  The increase in revenues was primarily attributable to a $12.0 million decrease in gain on sale of loans and leases, a $12.0 million increase in net interest income, a $15.2 million increase in servicing income, and $8.8 million of losses associated with the transfer of loans to held for investment.

  For the year ended December 31, 1998, the Company sold approximately $1.1 billion of loans and leases in five securitizations and one whole loan and lease sale for a gain on sale of $31.5 million (of which $23.8 million was cash, before hedge losses of $31.1 million) as compared to $533.9 million of loans sold in three securitizations and five whole loan sales for a gain on sale of $50.1 million (of which $54.2 million was cash, before hedge losses of $5.1 million) for the year ended December 31, 1997. Additionally, $8.6 million in net loan fees was recognized in 1998 as compared to $2.0 million in 1997. The decreased gain on sale of loans was due to several factors, including the composition of loans in the securitizations and whole loan sales, the structure of the securitizations, as well as market conditions at the time of the securitization transactions. The most significant reason for the decrease in gain on sale was the amount of hedge losses, approximately $31.1 million for the year ended December 31, 1998, sustained primarily as a result of unanticipated changes in market conditions during the third and fourth quarters of 1998.

  Net interest income contributed to the increase in revenues, increasing 232.0% to $17.1 million for the year ended December 31, 1998 as compared to $5.2 million for the same period in 1997. This increase is due to the significant increase in loans and leases held for sale which resulted from increased loan and lease originations as well as the addition of the Multi-Family Finance Group.

  Loan servicing income increased 458.4% to $18.5 million for the year ended December 31, 1998 as compared to $3.3 million for the same period in 1997. This was due to an increase in loans and leases serviced which resulted from the securitization of $1.1 billion in loans and leases during 1998 with servicing rights retained by the Company as well as an increase of $2.8 billion in loans directly related to the addition of Multi-Family Finance Group.

  The losses incurred as a result of transferring loans from held for sale to held for investment were primarily related to hedge losses sustained as a result of unanticipated changes in market conditions during the third and fourth quarters of 1998.

  Total expenses increased 117.2% to $53.8 million for the year ended December 31, 1998 as compared to $24.8 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan and lease originations as well as the addition of the Multi-Family Finance Group. Personnel expenses increased 92.9% to $26.3 million, professional services increased 67.9% to $4.1 million, travel increased 121.9% to $3.5 million, business promotion increased 236.0% to $4.2 million, provision for losses increased 183.4% to $2.6 million, occupancy increased 266.6% to $2.5 million, goodwill amortization increased 422.8% to $2.2 million and general and administrative expenses increased 117.3% to $8.3 million for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

                                                                     Pro Forma
                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1997         1996
                                                       ------------ ------------
                                                            (In thousands)
Revenues:
  Gain on sale of loans and leases....................   $ 52,117     $ 18,671
  Interest income.....................................     26,758       16,130
  Interest expense....................................    (21,602)     (14,489)
                                                         --------     --------
    Net interest income...............................      5,156        1,641
  Loan servicing income...............................      3,314        1,191
  Other income (loss).................................       (111)          63
                                                         --------     --------
    Total revenues....................................     60,476       21,566
                                                         --------     --------
Expenses:
  Personnel...........................................     13,636        8,270
  Professional services...............................      2,416        1,093
  Travel..............................................      1,585          614
  Business promotion..................................      1,251          450
  Provision for losses................................        933          --
  Occupancy...........................................        683          310
  Goodwill amortization...............................        425          411
  General and administrative..........................      3,826        1,094
                                                         --------     --------
    Total expenses....................................     24,755       12,242
                                                         --------     --------
  Income before taxes.................................     35,721        9,324
  Income taxes(1).....................................     15,001        3,873
                                                         --------     --------
    Net income(1).....................................   $ 20,720     $  5,451
                                                         ========     ========

--------
(1) Income tax and net income for 1996 are presented on a pro forma basis as if the Company had been taxed as a corporation, for comparative purposes.

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

  The increase in revenues was primarily attributable to a $33.4 million increase in gain on sale of loans and leases. For the year ended December 31, 1997, the Company sold $533.9 million of loans sold in three securitizations and five whole loan sales for a gain on sale of $50.1 million (of which $54.2 million was cash, before hedge losses of $5.1 million) as compared to $430.3 million of loans sold in three securitizations for a gain on sale of $18.7 million (of which $11.5 million was cash, before hedge gains of $0.4 million) for the year ended December 31, 1996. Additionally, $2.0 million in loan fees was recognized in 1997 which was previously deferred due to the sales and securitizations of loans and leases. The increased gain on sale of loans was due to several factors, including the composition of loans in the securitizations and whole loan sales, the structure of the securitizations, market conditions at the time of the securitization transactions, and the fact that the Company was successful in selling all classes of securitization interests.

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

Liquidity and Capital Resources

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. Warehouse lines of credit, repurchase facilities and working capital lines of credit at December 31, 1998 and December 31, 1997 consisted of the following:

                                       December 31, 1998      December 31, 1997
                                     ---------------------- ----------------------
                          Expiration Commitment  Principal  Commitment  Principal
         Lender              Date      Amount   Outstanding   Amount   Outstanding
         ------           ---------- ---------- ----------- ---------- -----------
                                                    (In thousands)
Credit Suisse First
 Boston(1)(2)...........   12/31/99  $  300,000  $122,356    $300,000   $127,249
Morgan Stanley(1).......   12/30/99     300,000       --      200,000     94,031
Banco Santander(1)......   08/31/99      50,000    34,669      50,000     21,649
Sanwa Bank(1)...........   06/30/99      25,000    14,369      25,000      4,506
Goldman Sachs Mortgage
 Company(1) (3).........   04/30/99     100,000    46,989         --         --
Residential Funding
 Corporation(1) (4).....   09/30/99     200,000   124,763         --         --
Bank of America(1) (5)..   01/29/99      35,000    18,776         --         --
Residential Funding
 Corporation............   05/31/99      50,000    31,432         --         --
Other Borrowings(6).....                    --     90,409         --       8,785
                                     ----------  --------    --------   --------
  Totals................             $1,060,000  $483,763    $575,000   $256,220
                                     ==========  ========    ========   ========

--------
(1) The above borrowings are collateralized by the Company's loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston requires the Company to obtain a capital infusion of $100 million by May 31, 1999.
(3) The warehouse line of credit with Goldman Sachs Mortgage Company is used to fund loans through FMAC Golf Finance Group LLC.
(4) The Residential Funding Corporation line of credit was temporarily increased from $100 million to $200 million until January 31,1999.
(5) The Bank of America line of credit has subsequently been renewed until May 28, 1999.
(6) Other borrowings includes $55.3 million of sold loans that have been accounted for as a financing at December 31, 1998, $29.0 million dollars of loans that have been financed through FMAC Star Fund, LLP as of December 31, 1998, a $6.1 million repurchase agreement with Deutsche Bank as of December 31, 1998 for which the 1998-CE and 1998-CF certificates were pledged as collateral, a $6.4 million sale of loans that has been accounted for as a financing at December 31, 1997, and a $2.4 million loan from Goldman Sachs Mortgage Company to finance a golf loan at December 31, 1997.

  The above facilities, with the exception of Bank of America, have variable interest rates based on London Interbank Offered Rate (LIBOR). The line of credit with Bank of America has a fixed interest rate of 1.00% when minimum deposit requirements are maintained. The weighted average interest rate on the outstanding principal balances of these facilities was 6.96% and 8.23% at December 31, 1998 and 1997, respectively.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank ("SPB"), a wholly owned subsidiary of Imperial Credit Industries, Inc. ("ICII) to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the year ended December 31, 1998, loans originated for SPB (and not repurchased), including participations, totaled approximately $26.5 million.

  The Company's sources of operating cash flow include: (i) loan origination income and fees; (ii) net interest income on loans and leases held for sale and investment; (iii) cash servicing income; (iv) premiums obtained in sales of whole loans and (v) cash proceeds from loan securitization. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees, as well as available borrowings generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities.

  For the year ended December 31, 1998, net cash provided by operating activities was $11.3 million. This excludes cash used in net loan origination activities of $126.3 million, which was primarily attributable to the Company's increased loan origination volume. For the year ended December 31, 1997, net cash provided by operating activities was $39.1 million, exclusive of cash used in net loan origination activities of $246.0 million.

  For the year ended December 31, 1998, net cash used in investing activities was $68.0 million, which was primarily attributable to the purchase of Bankers, the purchase of the E and F certificates relating to the 1998-C securitization as well as an increase in retained interests in securitizations of $21.8 million relating to the Company's 1998 securitizations, offset by the sale of a $22.9 million security, which was related to the Company's 1997-B securitization and proceeds from retained interests of $13.6 million. For the year ended December 31, 1997, net cash used in investing activities was $2.1 million, which was primarily attributable to the sale of a $36.6 million security related to the restructuring of the Company's 1991-A securitization, offset by the purchase of a $22.9 million security, which was related to the Company's 1997-B securitization and an increase in retained interests in securitizations of $12.9 million relating to the Company's 1997 securitizations.

  For the year ended December 31, 1998, net cash provided by financing activities was $209.2 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan and lease originations during the period. For the year ended December 31, 1997, net cash provided by financing activities was $216.5 million, which was primarily attributable to an increase of $131.0 million in borrowings from warehouse lines of credit and proceeds from the issuance of common stock of $112.6 million, offset by a decrease of $17.8 million in borrowings from ICII and member distributions of $9.3 million.

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

Year 2000 Computer Issue

  The Year 2000 ("Y2K") computer issue affects virtually all companies and organizations. Many currently installed computer systems were designed to use only a two-digit date field. This can cause problems in the systems distinguishing a 21st century date (i.e. 20--) from a 20th century date (i.e. 19--). Until the date fields are updated, systems or programs could fail or give erroneous results when referencing dates following December 31, 1999.

  The Company is committed to ensuring that all of its computer systems, operations, business partners, and supply chains are Y2K ready. The Company has established its Year 2000 Readiness and Compliance Project ("Y2K Project") as a major project internally, and as such has full support from the Company's senior management and Board of Directors. Project awareness is continuously being performed through meetings and documented communications. The Company is committing the necessary internal and external resources along with the necessary budgets to ensure successful completion of the Y2K Project.

  The Company has organized a Y2K Project Steering Committee that includes members of all Company operations groups. There is a dedicated Y2K Project Core Team made up of full time internal and external resources to perform all necessary project tasks. In addition, the Company has retained the services of an outside independent consulting firm to assist on the project and provide objective guidance. The committee meets regularly to review progress.

  The Company has developed a comprehensive strategic plan for its Y2K Project. The plan consists of the following three major phases: Phase I covers awareness and impact assessment, which commenced in September 1998 and is scheduled to conclude in March 1999; Phase II covers testing of all systems, which commenced in January 1999 and is projected to conclude in April 1999; Phase III covers remediation, which commenced in December 1998 and is projected to conclude in July 1999.

  The Company's plan is comprehensive, including an assessment and compliance review of the following:

  .Internal hardware and software systems, including data interchange with external systems

  .Business partners and value chain participants

  .Business infrastructure (facilities)

  .Customers, including Y2K readiness of potential new customers

  Phase I of the Y2K Project is over 80% complete. All internal software and hardware systems have been inventoried and are currently being reviewed for compliance status. All mission and operations critical systems have been clearly identified along with their current Y2K status. Business partner, business infrastructure and customer assessments are concurrently taking place.

  Remediation and testing efforts on mission critical infrastructure hardware systems have taken place for most all systems with the remaining to be completed by the end of March 1999. All Company servers have been tested and meet all Y2K compliance standards. Testing for the identified mission and operations critical software systems, both third-party and in-house developed, is currently in process. The Company anticipates completion of this testing by the end of April 1999.

  The Company has established dedicated budgets for its Y2K Project. There is a defined budget for Phase I and preliminary budgets for Phases II and III. The final budgets for Phases II and III will be determined after Phase I is completed. Currently, the projected total cost of the Y2K Project is approximately $900,000 but is subject to change if any unanticipated situations arise. Any expenses related to Y2K issues are being expensed as incurred. As of February 28, 1999, the Company has incurred approximately $177,000 in Y2K Project related expenditures.

  The Company has completed a preliminary assessment of internal computer systems and believes that there is an effective program in place to resolve the Y2K issue in an accurate and timely manner. Consequently, the Company anticipates that the costs associated with Y2K compliance of internal systems will not be material. However, the Company has not yet determined the materiality of its relations with third parties and therefore cannot yet determine costs that will result as a consequence of the Companys external operations.

  At this time, the risks associated with the Company's Y2K issues, both internally and as related to third party business partners and suppliers are not completely known. Through the Company's Awareness and Impact Assessment phase, it expects to identify substantially all of its Y2K related risks. Although the risks have not been completely identified, the Company believes that the most realistic worst case scenario would be that the Company would suffer from full or intermittent power outages at some or all of its sites. Depending upon the sites affected and estimated duration, this would entail recovery of the main application server systems at other sites and/or the move to manual processes. Manual processes will have been developed as part of the overall contingency plan. In relation to this, complete system data dumps will have taken place prior to the millennium date change to ensure access to all Company mission critical data should any system not be accessible due to power failures.

  The Company is incorporating and encompassing the Y2K area as part of the Company's Business Continuity Plan. While the efforts to assess and correct the Company's Y2K issues are expected to be complete prior to related forecasted failure horizons, the Company is taking steps to develop the necessary contingency plans. A formal process is being developed to assess business critical functions and create action plans that will describe the communications, operations and information technology activities that will be conducted if the contingency plan must be executed, due to any possible Y2K non-compliance issues. The Company's Y2K efforts are continual and the Project is anticipated to evolve, as new information becomes available.

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

Accounting Considerations

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining what effect, if any, adoption of SFAS No. 133 will have on the Company's financial condition and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

 Quantitative Information about Interest Rate Risk

  The following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at December 31, 1998:

                                                                                   Total      Fair
                            1999     2000     2001     2002    2003    Thereafter Balance    Value
                          --------  -------  -------  ------  -------  ---------- --------  --------
                                                 (Dollars in thousands)
Interest-sensitive
 assets:
Loans held for sale
 Permanent commercial
  loans.................  $ 20,017  $ 2,667  $ 5,090  $  --   $   631   $120,817  $149,222  $149,222
 Average interest rate..     10.03%    9.45%    9.53%    --     10.46%      9.34%     9.45%
 Multi-family loans.....       --       --       --      --       --     119,599   119,599   119,599
 Average interest rate..                                                    6.27%     6.27%
 Equipment loans and
  leases................       --        37      779   2,245    5,493     37,283    45,837    45,837
 Average interest rate..       --     10.69%   11.50%  12.52%   12.00%     10.57%    10.86%
Loans held for
 investment
 Permanent commercial
  loans.................       --       --       --      --     1,310      6,872     8,182     8,182
 Average interest rate..       --       --       --      --      11.6%     10.65%    10.81%
 Short-term commercial
  loans.................   109,106   15,067      --      --       --       6,254   130,427   130,427
 Average interest rate..      9.48%    8.78%     --      --       --        9.18%     9.39%
 Multi-family loans.....       --       --       --      --       --      25,233    25,233    25,233
 Average interest rate..       --       --       --      --       --        6.81%     6.81%
 Equipment loans and
  leases................       --       --       --      114      126        239       478       478
 Average interest rate..       --       --       --    12.75%   10.75%     14.49%    13.09%
Securities available for
 sale(1)................     2,249    2,047    1,746   1,412    1,330      8,034    16,818    16,818
Retained interest in
 loan
 securitizations(2).....     4,281    3,262    2,573   2,051    1,555     16,230    29,952    29,952
Servicing rights........     3,739    3,585    3,240   2,924    2,801     13,616    29,905    29,905
                          --------  -------  -------  ------  -------   --------  --------  --------
Total interest-sensitive
 assets.................  $139,392  $26,665  $13,428  $8,745  $13,246   $354,176  $555,653  $555,653
                          ========  =======  =======  ======  =======   ========  ========  ========
Interest-sensitive
 liabilities:
Borrowings..............  $483,763  $   --   $   --   $  --   $   --    $    --   $483,763  $483,763
 Average interest rate..      6.96%     --       --      --       --         --       6.96%
                          --------  -------  -------  ------  -------   --------  --------  --------
Total interest-sensitive
 liabilities............  $483,763  $   --   $   --   $  --   $   --    $    --   $483,763  $483,763
                          ========  =======  =======  ======  =======   ========  ========  ========

--------
(1) As of December 31, 1998, the weighted average interest rate on securities held for sale was 8.83%.

(2) Future cash flows from retained interest are dependent upon actual credit losses and prepayment speed of the loans underlying the security. The Company applies a discount rate to the expected cash flows of each retained interest which includes estimated credit losses, prepayment speed and time value of money. As of December 31, 1998, the weighted average discount rate used on the retained interests was 18.0% with 8.96% weighted average accretion of income.

  Financial instruments include loans and leases held for sale, loans and leases held for investment, securities available for sale, retained interest in loan securitizations, servicing rights and borrowings. Fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

  The carrying values of interest-bearing deposits approximate fair value due to their short-term nature. The fair value of securities available for sale was based on discounted cash flow. The fair value of loans and leases held for sale and loans and leases held for investment are estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such loans. The fair value of retained interest in loan securitizations was estimated by discounting future cash flows using rates that an unaffiliated third-party purchaser would require on instruments with similar terms and remaining maturities. The fair values of borrowings were estimated by discounting cash flows at interest rates for debt having similar credit ratings and maturities.

 Qualitative Information about Interest Rate Risk

  The following discussion about the Company's risk management activities includes "forward-looking statements" that involve risk and uncertainties.

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

  In addition, the Company from time to time may use various other hedging strategies to provide a level of protection against interest rate risks on its fixed-rate loans. These strategies may include forward sales of loans or loan-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The Company's management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume of loan originations and purchases. While the Company believes its hedging strategies are cost-effective and provide some protection against interest rate risks, no hedging strategy can completely protect the Company from such risks. Further, the Company does not believe that hedging against the interest rate risks associated with variable-rate loans is cost-effective, and does not utilize the hedging strategies described above with respect to its variable-rate loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Independent Auditors' Report............................................  29
   Consolidated Balance Sheets.............................................  30
   Consolidated Statements of Income.......................................  31
   Consolidated Statements of Changes in Stockholders or Members' Equity...  32
   Consolidated Statements of Cash Flows...................................  33
   Notes to Consolidated Financial Statements..............................  34

  Schedules are omitted because they are either inapplicable or the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Franchise Mortgage Acceptance Company:

  We have audited the accompanying consolidated balance sheets of Franchise Mortgage Acceptance Company as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders or members' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Franchise Mortgage Acceptance Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Los Angeles, California
January 19, 1999, except as
to Notes 22, 23, and 20 to
the Consolidated Financial
Statements, which are as of
February 16, 1999, March 10,
1999 and March 29, 1999,
respectively.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                           ASSETS
Cash and cash equivalents................................... $ 33,425  $  7,335
Interest bearing deposits--restricted.......................    5,757     2,744
Securities available for sale...............................   16,818    22,870
Loans and leases held for sale..............................  325,727   343,200
Loans and leases held for investment........................  162,928       --
Retained interest in loan securitizations...................   29,952    21,652
Servicing rights............................................   29,905     2,213
Premises and equipment, net.................................    6,854     2,518
Goodwill....................................................   37,353     4,315
Accrued interest receivable.................................    2,587     2,758
Other assets................................................   25,008    12,627
                                                             --------  --------
    Total assets............................................ $676,314  $422,232
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings.................................................. $483,763  $256,220
Current income taxes payable................................    1,661       841
Deferred income taxes.......................................   18,045    14,160
Other liabilities...........................................   26,140    12,589
                                                             --------  --------
    Total liabilities.......................................  529,609   283,810
                                                             --------  --------
Commitments and contingencies
Minority interest in subsidiary.............................       (8)      --
Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
   authorized; none issued and outstanding                        --        --
  Common stock, $.001 par value; 100,000,000 shares
   authorized; 28,715,625 shares issued and outstanding.....       29        29
  Additional paid in capital................................  118,330   118,330
  Retained earnings.........................................   28,354    20,063
                                                             --------  --------
    Total stockholders' equity..............................  146,713   138,422
                                                             --------  --------
    Total liabilities and stockholders' equity.............. $676,314  $422,232
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except earnings per share)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
Revenue:
  Gain on sale of loans.............................. $40,146  $52,117  $18,671
                                                      -------  -------  -------
  Interest income....................................  55,439   26,758   16,130
  Interest expense...................................  38,320   21,602   14,489
                                                      -------  -------  -------
    Net interest income..............................  17,119    5,156    1,641
                                                      -------  -------  -------
  Loan servicing income..............................  18,507    3,314    1,191
  Loss on transfer of loans to held for investment...  (8,845)     --       --
  Other income (loss)................................     650     (111)      63
                                                      -------  -------  -------
    Total revenue....................................  67,577   60,476   21,566
                                                      -------  -------  -------
Expense:
  Personnel..........................................  26,306   13,636    8,270
  Professional services..............................   4,057    2,416    1,093
  Travel.............................................   3,517    1,585      614
  Business promotion.................................   4,203    1,251      450
  Provision for losses...............................   2,644      933      --
  Occupancy..........................................   2,504      683      310
  Goodwill amortization..............................   2,222      425      411
  General and administrative.........................   8,313    3,826    1,094
                                                      -------  -------  -------
    Total expense....................................  53,766   24,755   12,242
                                                      -------  -------  -------
  Income before income taxes and minority interest in
   subsidiary                                          13,811   35,721    9,324
  Minority interest in subsidiary....................      (8)     --       --
  Income taxes.......................................   5,528   15,001      --
                                                      -------  -------  -------
    Net income....................................... $ 8,291  $20,720  $ 9,324
                                                      =======  =======  =======
Basic and diluted income per share................... $  0.29  $  0.91
                                                      =======  =======
Unaudited pro forma earnings data:
  Net income as reported.............................                   $ 9,324
  Pro forma income taxes.............................                     3,873
                                                                        -------
  Pro forma net income...............................                   $ 5,451
                                                                        =======
  Pro forma basic and diluted income per share.......                   $  0.25
                                                                        =======

          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' OR MEMBERS' EQUITY
                                 (In thousands)

                                                                 (Accumulated
                           Number of                  Additional   Deficit)       Total
                            Shares    Members' Common  Paid-In     Retained   Stockholders'
                          Outstanding Capital  Stock   Capital     Earnings      Equity
                          ----------- -------- ------ ---------- ------------ -------------
Balance, December 31,
 1995...................       --      $4,432   $--    $    --     $  (659)     $  3,773
Net income..............       --         --     --         --       9,324         9,324
Members' contribution--
 ICII...................       --       1,360    --         --         --          1,360
                            ------     ------   ----   --------    -------      --------
Balance, December 31,
 1996...................       --       5,792    --         --       8,665        14,457
Tax distribution--ICII..       --         --     --         --      (4,215)       (4,215)
Tax distribution--
 Knyal..................       --         --     --         --      (2,107)       (2,107)
Members' distribution--
 ICII...................       --         --     --         --      (2,000)       (2,000)
Members' distribution--
 Knyal..................       --         --     --         --      (1,000)       (1,000)
Issuance of common
 stock, net of offering
 costs..................    28,716     (5,792)    29    118,330        --        112,567
Net income..............       --         --     --         --      20,720        20,720
                            ------     ------   ----   --------    -------      --------
Balance, December 31,
 1997...................    28,716        --      29    118,330     20,063       138,422
Net income..............       --         --     --         --       8,291         8,291
                            ------     ------   ----   --------    -------      --------
Balance, December 31,
 1998...................    28,716     $  --    $ 29   $118,330    $28,354      $146,713
                            ======     ======   ====   ========    =======      ========



          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              -----------  ---------  ---------
Cash flows from operating activities:
  Net income................................  $     8,291  $  20,720  $   9,324
  Adjustments to reconcile net income to net
   cash provided (used) by operating
   activities:
    Depreciation and amortization...........        5,457      1,417      2,883
    Decrease (increase) in accrued interest
     receivable.............................          353     (2,198)       548
    Provision for deferred income taxes.....        3,651     14,160        --
    Increase in current income taxes
     payable................................          894        841        --
    Increase (decrease) in other liabilities
     and accrued interest payable...........       11,554     10,009       (618)
    Increase in other assets................      (11,079)    (6,271)    (7,027)
    Increase in valuation allowance for
     retained interest in loan
     securitizations........................        1,050        400        --
    Increase in originated mortgage
     servicing rights.......................       (8,878)       --         --
    Loan and lease operations
      Loans and leases originated...........   (2,143,314)  (801,039)  (459,520)
      Loans sold to (purchased from)
       affiliates...........................      786,878     (3,455)   220,434
      Provision for loan and lease losses...        3,156        811        --
      Principal reductions..................       90,357     23,766      5,302
      Cash proceeds from loan sales and
       securitizations......................    1,136,580    533,900    325,088
                                              -----------  ---------  ---------
  Net cash provided (used) by operating
   activities...............................     (115,050)  (206,939)    96,414
                                              -----------  ---------  ---------
  Cash flows from investing activities:
    Purchases of premises and equipment.....       (5,268)    (1,781)    (1,190)
    Decrease (increase) in interest bearing
     deposits...............................        1,987       (150)    (2,594)
    Purchase of securities available for
     sale...................................      (16,953)   (22,870)   (41,704)
    Sale of securities available for sale...       22,870     36,571        --
    Proceeds from securities available for
     sale...................................          135        --         --
    Increase in retained interests in
     securitizations........................      (21,820)   (12,933)    (9,691)
    Proceeds from retained interests in
     securitizations........................       13,582      1,732        726
    Sale (purchase) of servicing rights.....          488     (2,213)       --
    Changes in assets and liabilities due to
     acquisition of Bankers Mutual and
     Bankers Mutual Mortgage, Inc
      Increase in interest bearing
       deposits--restricted.................       (5,000)       --         --
      Increase in loans held for sale.......      (17,957)       --         --
      Increase in servicing rights..........      (21,933)       --         --
      Increase in other assets..............       (2,454)       --         --
      Increase in borrowings................       18,388        --         --
      Increase in other liabilities.........        1,188        --         --
      Goodwill..............................      (35,260)       --         --
    Purchase of other investments...........          --        (408)    (4,383)
    Decrease in minority interest...........           (8)       --         --
                                              -----------  ---------  ---------
  Net cash used by investing activities.....      (68,015)    (2,052)   (58,836)
                                              -----------  ---------  ---------
  Cash flows from financing activities:
    Repayment of bonds......................          --         --    (111,995)
    Net change in borrowings from Imperial
     Credit Industries, Inc.................          --     (17,728)    17,728
    Increase in borrowings..................      209,155    130,980     55,603
    Proceeds from issuance of common stock..          --     112,567        --
    Member (distributions) contributions....          --      (9,322)     1,360
                                              -----------  ---------  ---------
  Net cash provided (used) by financing
   activities...............................      209,155    216,497    (37,304)
                                              -----------  ---------  ---------
Net change in cash..........................       26,090      7,506        274
Cash (book overdraft) at beginning of year..        7,335       (171)      (445)
                                              -----------  ---------  ---------
Cash (book overdraft) at end of year........  $    33,425  $   7,335  $    (171)
                                              ===========  =========  =========

          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1998, 1997 and 1996

(1) Organization

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

 On November 18, 1997, the Company completed its initial public offering (the "Offering") pursuant to which 10,000,000 shares of common stock were sold to the public at a price of $18.00 per share. On November 28, 1997, and December 3, 1997, 890,625 and 609,378 additional shares of common stock were sold to the public, respectively, at the sale price of $18.00 per share. Net proceeds to the Company after offering costs of $1.7 million were $112.6 million.

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the initial public offering, Imperial Credit Industries, Inc. ("ICII") and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock.

  On April 1, 1998, the Company acquired substantially all of the assets and assumed the liabilities of Bankers Mutual and Bankers Mutual Mortgage, Inc. (together, "Bankers"). The acquisition was made pursuant to an Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers, and the holders of the outstanding shares of Bankers. Bankers is a Federal National Mortgage Association and Federal Home Loan Bank lender and servicer. The purchase price paid for the assets consisted of the following: (i) payment by the Company to Bankers of $61.5 million in cash, (ii) delivery of a promissory note in the principal amount of $5.0 million, (iii) contingent cash payments of up to $30.0 million over three years dependent upon the achievement of certain operating results, and (iv) the Company's assumption of Banker's liabilities.

  In April 1998, the Company formed a wholly owned insurance brokerage subsidiary, FMAC Insurance Services Inc., which offers property, casualty, and employee benefits policies and programs to businesses nationwide. In this business, the Company acts only as a broker, taking no insurance risks.

  In April 1998, the Company finalized a joint venture with MLQ Investors, LP ("MLQ") pursuant to which all loan and lease activities of the Company's Golf Finance Group will be exclusively conducted by the new entity known as FMAC Golf Finance Group LLC which is 50% owned by each of the Company and MLQ and managed by the Company. In connection therewith, a $100.0 million warehouse line of credit has been established with Goldman Sachs Mortgage Company to provide FMAC Golf Finance Group LLC with financing. The line is a twelve-month facility with interest based on London Interbank Offered Rate (LIBOR).

  In July 1998, the Company finalized a joint venture with SFT Venturer, LLC ("SFT") to form FMAC Star Fund, LLP. The purpose of this entity is to engage in the activity of financing the Company's loans. Each party has a 50% ownership position with SFT contributing 80% of the $90 million mandatory capital and the Company contributing the remaining 20%. Contributions of mandatory capital can only be requested with joint consent of both the Company and SFT. As of December 31, 1998, the Company had made capital contributions of $3.1 million.

(2) Basis of Presentation

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the financial statements of Franchise Mortgage Acceptance Company and FMAC Golf Finance Group LLC. All significant intercompany balances and

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include securities available for sale, loans and leases held for sale, loans and leases held for investment, retained interest in loan securitizations and servicing rights. Actual results could differ significantly from those estimates. Certain reclassifications were made to the prior year balances to conform with the current year presentation.

(3) Summary of Significant Accounting Policies

 Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at date of acquisition to be cash equivalents.

 Securities

  The Company classifies securities as held to maturity or available for sale at the time of acquisition. Held to maturity investments are reported at amortized cost. Available for sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders equity. Discounts and premiums on such securities are amortized to income using the interest method over the life of the securities. Realized gains and losses on securities available for sale are included in income at the time of sale using the specific identification method for determining the cost of securities sold.

 Loans and Leases Held for Sale

  Loans and leases held for sale are carried at the lower of aggregate amortized cost or market value. Interest on loans and leases held for sale is credited to income as earned. Interest is only credited if deemed collectible. Loan origination fees and related incremental direct loan origination costs are deferred and recognized as an adjustment to the gain on sale of loans and leases when the related loans and leases are sold.

 Loans and Leases Held for Investment

  Loans and leases held for investment are recorded at cost, net of deferred fees and costs and the allowance for loan and lease losses. Loan origination fees and related incremental direct loan origination costs are deferred and recognized as an adjustment of the yield of the related loan. The accrual of interest on loans and leases held for investment is discontinued when, in management's opinion, the borrower may not be able to meet the payments as they become due, generally this occurs when the loan or lease becomes ninety or more days past due. Accrued interest on loans that are ninety or more days past due is reversed and charged against interest income. Interest income is subsequently recognized only to the extent cash payments are received and the principal balance is expected to be recovered. Such loans are restored to an accrual status only if the loan is brought current and the borrower has demonstrated the ability to make future principal and interest payments.

  The allowance for loan and lease losses is maintained at an amount management deems adequate to cover estimated losses. The allowance is increased by charges to income and decreased by charge-offs (net of recoveries). In determining the allowance for loan and lease losses, management evaluates its allowance on an individual loan and lease basis, including an analysis of the creditworthiness, cash flows and financial status of the borrower, and the condition and estimated value of the underlying collateral. In the opinion of management, and in accordance with the loan and lease loss allowance methodology, the present allowance is considered adequate to absorb estimable and probable loan and lease losses.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

 Retained Interest in Loan Securitizations

  Retained interests in securitizations of loans and leases are recorded as a result of the sale of loans and leases through securitization. When the Company sells loans and leases in securitizations, it may retain one or more subordinated bonds, interest only strips, collateral (loans and leases sold in securitization) in excess of the bonds and certificates issued and in some cases cash reserve accounts, all of which are retained interests in securitizations. Securitizations are generally structured as follows: First, the Company sells a portfolio of loans and or leases either directly to a securitization trust or to a special purpose entity established for the sole purpose of purchasing and reselling the loans and leases to a securitization trust. Next, the securitization trust then issues either bonds or certificates collateralized by the loans and leases transferred to the securitization trust. These bonds and certificates reflect the full spectrum of bond credit ratings and the proceeds received from these bonds and certificates are used to purchase the loans and leases from the Company. The gain on the sale of loans and leases is recognized to the extent that the proceeds received exceeds the carrying value of loans and leases sold based on the estimated relative fair value of the assets transferred (loans and leases), assets obtained (retained interest in securitizations) and liabilities incurred.

  Subsequent to the sales, retained interests in securitizations are recorded at estimated fair value, with unrealized gains or loss included in equity. The Company generally structures these retained interests as a first loss certificate at a substantial discount from unpaid principal balance of the residual collateral. The Company is not aware of an active market for the purchase and sale of these retained interests at this time, accordingly, the Company estimates the fair value of the retained interest by calculating the present value of the estimated expected future cash flows received by the Company after being released by the Trust, using a discount rate commensurate with the risks involved.

  Each loan securitization has specific credit enhancement cash flow requirements that must be met before the Company receives any cash on its retained interest.

  Retained interests in loan securitizations are accounted for as available for sale securities and income is amortized using the interest method. To the extent that actual future performance results are less than the Company's original performance estimates, the Company's retained interest in loan securitizations will be written down through a charge to equity in that period. Such retained interests are reviewed for permanent impairment. Any permanent impairment would be recognized through a charge to operations in that period.

 Servicing Rights

  The total cost of the loans acquired through either purchase or origination is allocated to the servicing rights and the loans (without the servicing rights) based on their relative fair values. The Company also capitalizes the cost of servicing rights acquired from third parties based on the purchase price of the servicing rights. The amount capitalized does not exceed the fair value of those rights.

  The Company recognizes a servicing asset where the specified contractual servicing fee exceeds the fee that would be required from a substitute servicer. Should the specified contractual servicing fee be less than the fee that would be required from a substitute servicer, a servicing liability would be recognized.

  Capitalized servicing rights are assessed for impairment based on the fair value of those rights. The Company estimates fair value of the servicing rights using quoted market prices (if available) or a discounted cash flow analysis incorporating prepayment, default, cost to service and interest rate assumptions that market participants use for similar instruments. At December 31, 1998 and 1997, the carrying value of servicing rights approximates their estimated fair value. Impairment is to be recognized through a valuation allowance. In determining impairment, the servicing portfolio is stratified into the predominant risk characteristics of the underlying loans. The Company has determined those risk characteristics to be loan type and interest rate. These strata within the portfolio were then valued using the same assumptions that were used to determine the fair

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
value. Servicing rights are amortized in proportion to, and over the period of, the estimated net servicing income. Servicing fees are earned on the cash flow streams from various pools of sold or securitized loans and leases serviced for others. Servicing fees are recognized as income when received.

 Loan and Lease Sales and Related Gain or Loss

  Loans and leases are sold through either securitizations or whole loan sales with servicing generally retained by the Company. Securitizations typically require credit enhancements in the form of cash reserves or overcollateralization, some of which may be reflected as retained interest in loan securitizations on the Company's consolidated balance sheet. Sales are recognized when the transaction settles and the risks and rewards of ownership are legally transferred to the purchaser.

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

  In determining the estimated fair values of the retained interest in loan and lease securitizations, the Company estimates the cash flows to be released to the Company and discounts such cash flows at interest rates determined by management to be rates market participants would use in similar circumstances, the overall discount rate on retained interests was 18.0% at December 31, 1998. In estimating the present value of the cash flows, the Company considers default and prepayment rates in the overall discount rate applied to the cash flows. Management does, however, continually review the credit loss assumption and makes changes to the assumptions based on portfolio trends and risks associated with new products. Management believes the discount rate adequately reflects a rate market participants would use in determining fair value plus an appropriate discount for anticipated credit losses and future prepayments. Historically, the Company has used zero prepayment and loss rates assumptions because a prepayment penalty contained in the lending documents has deterred borrower prepayments significantly and the Company has experienced nominal losses to date.

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

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

 Income Taxes

  Prior to the Offering, the Company was organized as a Limited Liability Company under the Internal Revenue Code and the corresponding state tax laws. Accordingly, income was taxed directly to the members for Federal income and state franchise tax purposes. In addition, the California Franchise Tax Board imposed the minimum tax as well as an annual fee not to exceed $4,500 for years ended prior to 1997. The Company converted its tax filing status from an LLC to a C Corporation on November 18, 1997.

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

 Goodwill

  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over its estimated useful life of generally 15 years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

 Income Per Share Income Per Share

  Basic and diluted income per common share are computed based on the weighted average number of shares outstanding during the year plus common stock equivalents deemed to be dilutive. The number of shares used in computations are given retroactive effect for stock dividends and splits, if any, for all periods presented. The following table reconciles the number of shares used in computing basic and diluted income per share for the years ended December 31, 1998 and 1997:

                                                           1998       1997
                                                        ---------- ----------
   Weighted average common shares outstanding during
    the year used to compute basic income per share.... 28,715,625 22,669,949
   Assumed common shares issued on exercise of stock
    options............................................    260,486        --
                                                        ---------- ----------
   Number of common shares used to compute diluted
    income per share................................... 28,976,111 22,669,949
                                                        ========== ==========

 Stock Option Plan

  The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

 Deferred Compensation Plan

  In January 1998, the Company implemented a non-qualified deferral plan for highly compensated employees. The plan allows certain employees to defer a portion of their compensation for tax purposes. Compensation deferrals are recorded through a charge to operations and the related liability is reflected in other liabilities.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

 Hedging Program

  The Company regularly securitizes and sells fixed- and variable-rate loans. To mitigate the risk of the effects of interest rate fluctuations on the value of its fixed-rate loans held for sale, the Company in certain cases will hedge its interest rate risk related to loans held for sale by selling United States Treasury futures contracts. Unrealized and realized gains and losses on such positions are deferred as an adjustment to the carrying value of loans and leases held for sale and included in income as gain or loss on sale of loans when the related loans are sold.

  Management has determined that hedge accounting is appropriate for the Company's hedging program because the hedged loans expose the Company to price risk, the futures contracts reduce that risk and are designated as hedges, and at the inception of the hedge and throughout the hedge period where there is a high correlation between the price of the futures contracts and the fair value of the loans being hedged. In the event correlation does not remain high, the futures contracts will cease to be accounted for as hedges and a gain or loss will be recognized to the extent the futures results have not been offset by the price changes of the hedged loans.

 Recent Accounting Pronouncements

  On January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under SFAS 131, management believes that the Company meets all of the requirements to aggregate its Restaurant, Energy and Multi-Family operating segments into a single operating segment because these operating segments have similar economic characteristics and are similar in each of the following areas: (a) nature of products and services, (b) nature of production processes, (c) type or class of customer for their products or services, (d) methods used to distribute their products or provide their services, and (e) the nature of the regulatory environment.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of determining what effect, if any, adoption of SFAS No. 133 will have on the Company's financial condition and results of operations.

(4) Supplemental Disclosure of Cash Flow Information

  Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 was $35.2 million, $21.0 million and $15.6 million, respectively. During 1996, ICII contributed $1.4 million to the Company by decreasing the balances of the outstanding payable to ICII by the amount of the contribution. Cash paid for taxes for the year ended December 31, 1998 was $0.8 million. For the years ended December 31, 1997 and 1996, the Company did not make any tax payments because it was treated as a limited liability company for federal and state income tax purposes. During the year ended December 31, 1998, the Company transferred $163.0 million of loans from held for sale to held for investment and recognized a pre-tax loss on the transfer of $8.8 million.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(5) Securities Available for Sale

  Securities available for sale consist of asset-backed securities issued by the Company. For the year ended December 31, 1998 and 1997, activity in securities available for sale was as follows:

                                          For the Year Ended December 31, 1998
                            ------------------------------------------------------------------
                            Beginning  Face               Cash     Hedging             Ending
                             Balance  Amount  Discount  Received (Gain) Loss   Sold    Balance
                            --------- ------- --------  -------- ----------- --------  -------
                                                     (In thousands)
   1997-B(2)...............  $22,870  $   --  $   --     $ --       $--      $(22,870) $   --
   1998-CE(3)..............      --    13,090  (2,702)     --        --           --    10,388
   1998-CF(3)..............      --     5,610  (2,063)     --        --           --     3,547
   1998-1(4)...............      --     3,301    (283)    (135)      --           --     2,883
                             -------  ------- -------    -----      ----     --------  -------
   Totals..................  $22,870  $22,001 $(5,048)   $(135)     $--      $(22,870) $16,818
                             =======  ======= =======    =====      ====     ========  =======

                                          For the Year Ended December 31, 1997
                            -----------------------------------------------------------------
                            Beginning  Face              Cash     Hedging             Ending
                             Balance  Amount  Discount Received (Gain) Loss   Sold    Balance
                            --------- ------- -------- -------- ----------- --------  -------
                                                     (In thousands)
   1991-A(1)...............  $36,571  $   --    $--      $--       $--      $(36,571) $   --
   1997-B(2)...............      --    22,752    --       --        118          --    22,870
                             -------  -------   ----     ----      ----     --------  -------
   Totals..................  $36,571  $22,752   $--      $--       $118     $(36,571) $22,870
                             =======  =======   ====     ====      ====     ========  =======

--------
(1) 1991-A was purchased from Greenwich Capital Financial Products, Inc. in August 1996, and included a $1.5 million premium. This security was sold in January 1997.
(2) 1997-B is an interest-only strip that was purchased from Credit Suisse First Boston in December 1997 and was subsequently sold in March 1998.
(3) 1998-CE and 1998-CF represent the Class E and F certificates that were purchased by the Company as part of the 1998-C securitization.
(4) 1998-1 is the Class C certificate that was purchased by the Company as part of the 1998-1 equipment finance securitization.

(6) Loans and Leases Held for Sale

  The Company offers permanent commercial loans, multi-family and equipment loans and leases to those sectors in which it operates. Substantially all of the Company's permanent commercial loans are self-amortizing, long-term fixed or adjustable rate loans provided for purposes other than development and construction of business units. Multi-family loans are generally fixed rate loans amortized over 30 years. Equipment loans are fixed rate products tied to U.S. Treasury rates that generally have a maximum term of up to 10 years. The Company's equipment leases generally range in term from 5 to 7 years and are substantially made up of direct financing leases. Loans and leases held for sale were pledged as collateral for the borrowings of the Company.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  At December 31, 1998 and 1997, loans and leases held for sale consisted of the following:

                                                             December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (In thousands)
     Permanent commercial loans........................... $149,222  $149,699
     Short-term commercial loans..........................      --    177,723
     Multi-family loans...................................  119,599       --
     Loans in process.....................................    7,410       --
     Equipment loans and leases...........................   63,671    19,801
     Unearned lease income................................  (17,834)   (5,520)
     Allowance for loan and lease losses..................     (445)     (998)
     Net deferred loan (fees) costs.......................    2,198    (2,530)
     Margin and deferred net losses on futures contracts
      used to hedge loans and leases held for sale(1).....    1,906     5,025
                                                           --------  --------
       Loans and leases held for sale..................... $325,727  $343,200
                                                           ========  ========

--------
(1) For the year ended December 31, 1998, the deferred hedge loss related to loans financed as part of FMAC Golf Finance Group LLC.

  Non-accrual loans, including impaired loans, totaled $0 million and $4.0 million at December 31, 1998 and 1997, respectively.

  Activity in valuation allowances for loans and leases held for sale for the years ended December 31, 1998 and 1997 was as follows:

                                                                   1998    1997
                                                                  -------  ----
                                                                      (In
                                                                   thousands)
     Balance, January 1.......................................... $   998  $--
     Provisions..................................................   1,699   998
     Charge-offs.................................................     --    --
     Transfer of allowance to loans held for investment..........  (2,252)  --
                                                                  -------  ----
     Balance, December 31........................................ $   445  $998
                                                                  =======  ====

  As of December 31, 1998, the future minimum lease payments to be received for each of the five succeeding fiscal years are represented in the table below. Since the Company intends to sell its leases, there is no guarantee that these lease payments will continue to be received.

                                                                   Future Lease
     Year                                                            Payments
     ----                                                         --------------
                                                                  (In thousands)
     1999........................................................    $10,289
     2000........................................................     10,289
     2001........................................................     10,085
     2002........................................................      9,634
     2003........................................................      8,451
     Thereafter..................................................     14,923
                                                                     -------
       Total.....................................................    $63,671
                                                                     =======

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(7) Loans and Leases Held for Investment

  The Company offers short-term commercial loans (DEVCO and Seasoning loans) to those sectors in which it operates. DEVCO loans are short-term, interest-only loans offered to fund the development and construction of new business units. Seasoning loans are short-term, interest-only loans offered to fund the acquisition of new business units or the conversion of existing business units into a different franchise concept. The Company's permanent commercial loans, multi-family loans, and equipment loans and leases that are classified as held for investment are classified as such because they are not immediately salable for reasons such as unique loan terms or delinquency status. The Company had no loans and leases held for investment at December 31, 1997.


  At December 31, 1998, loans and leases held for investment consisted of the following:

                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)
     Permanent commercial loans..................................    $  9,639
     Short-term commercial loans.................................     130,357
     Multi-family loans..........................................      25,233
     Equipment loans and leases..................................         598
     Allowance for loan and lease losses.........................      (2,988)
     Net deferred loan costs.....................................          89
                                                                     --------
       Loans and leases held for sale............................    $162,928
                                                                     ========

  Non-accrual loans, including impaired loans, totaled $17.1 million at December 31, 1998.

  Activity in valuation allowances for loans and leases held for investment for the year ended December 31, 1998 was as follows:

                                                                       1998
                                                                  --------------
                                                                  (In thousands)
     Balance, January 1..........................................     $  --
     Provisions..................................................        736
     Charge-offs.................................................        --
     Transfer of allowance from loans held for sale..............      2,252
                                                                      ------
     Balance, December 31........................................     $2,988
                                                                      ======

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(8) Retained Interest in Loan Securitizations

  Activity in retained interest in loan securitizations was as follows for the years ended December 31, 1998 and 1997:

                                      For the Year Ended December 31, 1998
                            ----------------------------------------------------------
                            Beginning  Bond     Cash      Discount   Valuation Ending
                             Balance  Amount  Received  Accretion(2) Allowance Balance
                            --------- ------- --------  ------------ --------- -------
                                                 (In thousands)
   1994-A..................  $ 1,599  $   --  $   (541)    $  223     $   --   $ 1,281
   1995-A..................      876      --      (241)       119         --       754
   1996-A..................    6,626      --      (430)       --          --     6,196
   1996-B..................      331      --       --         --          --       331
   1997-A..................      344      --       --          35         --       379
   1997-B..................      306      --       --          32         --       338
   1997-C..................      266      --       --          29         --       295
   1997-1(1)...............   11,704      --   (11,704)       --          --       --
   1998-A..................      --       283      --          22         --       305
   1998-B..................      --     3,652     (386)       362         --     3,628
   1998-C..................      --     5,796     (280)       290         --     5,806
   1998-1(1)...............      --     2,423      --         --          --     2,423
   1998-D..................      --     9,666      --         --          --     9,666
   Valuation Allowance.....     (400)     --       --         --       (1,050)  (1,450)
                             -------  ------- --------     ------     -------  -------
     Totals................  $21,652  $21,820 $(13,582)    $1,112     $(1,050) $29,952
                             =======  ======= ========     ======     =======  =======
                                      For the Year Ended December 31, 1997
                            ----------------------------------------------------------
                            Beginning  Bond     Cash      Discount   Valuation Ending
                             Balance  Amount  Received  Accretion(2) Allowance Balance
                            --------- ------- --------  ------------ --------- -------
                                                 (In thousands)
   1994-A..................  $ 1,814  $    -- $   (474)    $  259     $    --  $ 1,599
   1995-A..................      964       --     (224)       136          --      876
   1996-A..................    6,908       --   (1,034)       752          --    6,626
   1996-B..................       --      331       --         --          --      331
   1997-A..................       --      326       --         18          --      344
   1997-B..................       --      306       --         --          --      306
   1997-C..................       --      266       --         --          --      266
   1997-1(1)...............       --   11,704       --         --          --   11,704
   Valuation Allowance.....       --       --       --         --        (400)    (400)
                             -------  ------- --------     ------     -------  -------
     Totals................  $ 9,686  $12,933 $ (1,732)    $1,165     $  (400) $21,652
                             =======  ======= ========     ======     =======  =======

--------
(1) Equipment Finance transaction.
(2) The weighted average discount rate on retained interests was 18.0% and 19.2% at December 31, 1998 and 1997, respectively.

(9) Acquisition

  On April 1, 1998, the Company acquired substantially all of the assets and assumed the liabilities of Bankers Mutual and Bankers Mutual Mortgage, Inc. (together, Bankers). The acquisition was made pursuant to an Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers, and the holders of the outstanding shares of Bankers. Bankers is a Federal National Mortgage Association and Federal Home Loan Bank lender and servicer. The purchase price paid for the assets consisted of the following: (i) payment by the Company to Bankers of $61.5 million in cash, (ii) delivery of a promissory note in the principal amount of

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

$5.0 million, (iii) contingent cash payments of up to $30.0 million over three years dependent upon the achievement of certain operating results, and (iv) the Company's assumption of Bankers' liabilities.

  The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 as if the acquisition of Bankers had been effective at the beginning of each year presented. The unaudited pro forma summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or of the operating results of the Company that would have occurred had the Bankers acquisition been in effect for the years presented.

              Unaudited Pro Forma Combined Summary of Operations
                     (In thousands, except per share data)

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Revenues:
  Gain on sale of loans and leases................... $    41,730  $    58,760
  Interest income....................................      56,223       30,705
  Interest expense...................................     (38,638)     (23,873)
                                                      -----------  -----------
    Net interest income..............................      17,585        6,832
  Loan servicing income..............................      20,611       12,291
  Loss on transfer of loans to held for investment...      (8,845)         --
  Other income (loss)................................         832          750
                                                      -----------  -----------
    Total revenues...................................      71,913       78,633
                                                      -----------  -----------
Expenses:
  Personnel and commission...........................      29,069       24,969
  General and administrative.........................      28,254       15,983
                                                      -----------  -----------
    Total expenses...................................      57,323       40,952
                                                      -----------  -----------
  Income before taxes and minority interest in
   subsidiary........................................      14,590       37,681
  Minority interest in subsidiary....................          (8)         --
  Income taxes.......................................       5,839       15,826
                                                      -----------  -----------
    Net income....................................... $     8,759  $    21,855
                                                      ===========  ===========

Basic and diluted earnings per share................. $      0.30  $      0.96

Weighted average shares outstanding:
    Basic............................................      28,716       22,670
    Diluted..........................................      28,976       22,670

  The components associated with the acquisition of Bankers were as follows:

                                                                  (In thousands)
     Fair value of assets acquired...............................    $ 82,604
     Cash paid...................................................     (63,028)
     Note payable to Bankers.....................................      (5,000)
                                                                     --------
       Liabilities assumed.......................................    $ 14,576
                                                                     ========

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(10) Servicing Rights

  Activity in servicing rights for the years ended December 31, 1998 and 1997 was as follows:

                                                                 1998     1997
                                                                -------  ------
                                                                (In thousands)
     Balance, January 1........................................ $ 2,213  $  --
     Originated................................................   8,190     --
     Purchased.................................................       6   2,213
     Amortization..............................................  (2,291)    --
     Acquired as a result of Bankers acquisition...............  21,787     --
                                                                -------  ------
     Balance, December 31...................................... $29,905  $2,213
                                                                =======  ======

(11) Premises and Equipment

  Premises and equipment consisted of the following at December 31, 1997 and 1996:

                                                                 1998     1997
                                                                -------  ------
                                                                (In thousands)
     Land...................................................... $    30  $  --
     Buildings.................................................     213     --
     Furniture, fixtures and equipment.........................   6,945   2,359
     Leasehold improvements....................................   1,584     255
     Construction in progress..................................   1,128     453
                                                                -------  ------
       Total premises and equipment............................   9,900   3,067
     Accumulated depreciation and amortization.................  (3,046)   (549)
                                                                -------  ------
     Balance, December 31...................................... $ 6,854  $2,518
                                                                =======  ======

(12) Goodwill

  Goodwill activity for the years ended December 31, 1998 and 1997 was as follows:

                                                                  (In thousands)
     Balance, December 31, 1996..................................    $ 4,332
       Purchase of Enterprise Financial Group....................        408
       Amortization..............................................       (425)
                                                                     -------
     Balance, December 31, 1997..................................    $ 4,315
       Purchase of Bankers.......................................     35,260
       Amortization..............................................     (2,222)
                                                                     -------
     Balance, December 31, 1998..................................    $37,353
                                                                     =======

(13) Hedging

  As of December 31, 1998 and 1997, the Company had open positions of $50.5 million and $240.4 million, respectively, related to United States Treasury futures contracts used to hedge loans and leases held for sale. At December 31, 1998 and 1997, the Company's deferred unrealized and realized net losses on future contracts were $1.9 million and $5.0 million, respectively.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(14) Borrowings

  Borrowings consisted of the following at December 31, 1998 and 1997 (dollars in thousands):

                                                                         December 31, 1998               December 31, 1997
                                                                  ------------------------------- -------------------------------
                                                                  Interest Commitment  Principal  Interest Commitment  Principal
    Warehouse       Expiration Date              Index            Rate(7)    Amount   Outstanding Rate(7)    Amount   Outstanding
    ---------      ------------------ --------------------------- -------- ---------- ----------- -------- ---------- -----------
Credit Suisse      December 31, 1999  One-month LIBOR plus 130 to 6.38% to $  300,000  $122,356   7.32% to  $300,000    127,249
First                                 150 basis points               6.58%                           8.07%
Boston(1)(2).....
Morgan             December 30, 1999  One-month LIBOR plus 150 to 6.58% to    300,000       --    6.67% to   200,000     94,031
Stanley(1).......                     175 basis points               6.83%                           7.27%
Banco              August 31, 1999    One-month LIBOR plus 175       6.83%     50,000    34,669      7.32%    50,000     21,649
Santander(1).....                     basis points
Sanwa Bank(1)....  June 30, 1999      One-month LIBOR plus 160       6.68%     25,000    14,369      6.88%    25,000      4,506
                                      basis points
Goldman Sachs      April 30, 1999     One-month LIBOR plus 100       6.08%    100,000    46,989        --        --         --
Mortgage                              basis points
Company(1).......
Residential        September 30, 1999 One-month LIBOR plus 100       6.08%    200,000   124,763        --        --         --
Funding                               basis points
Corporation(3)...
Bank of            January 29, 1999   Fixed rate                     1.00%     35,000    18,776        --        --         --
America(1)(4)....
Residential        May 31, 1999       One-month LIBOR plus 225       7.33%     50,000    31,432        --        --         --
Funding                               basis points
Corporation(5)...
Other                                                                  --         --     90,409        --        --       8,785
borrowings(6)....
                                                                           ----------  --------             --------   --------
 Totals..........                                                          $1,060,000  $483,763             $575,000   $256,220
                                                                           ==========  ========             ========   ========

----
(1) The above borrowings are collateralized by franchise loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston requires the Company to obtain a capital infusion of $100 million by May 31, 1999.
(3) The Residential Funding Corporation line of credit was temporarily increased from $100,000 to $200,000 until January 31,1999.
(4) The Bank of America line of credit has a fixed interest rate of 1.00% when the Company maintains minimum deposit requirements.
(5) The Residential Funding Corporation line of credit is collateralized by the Company's loan servicing portfolio.
(6) Other borrowings includes $55.3 million of sold loans that have been accounted for as a financing at December 31, 1998, $29.0 million dollars of loans that have been financed through FMAC Star Fund, LLP as of December 31, 1998, a $6.1 million repurchase agreement with Deutsche Bank as of December 31, 1998 for which the 1998-CE and 1998-CF certificates were pledged as collateral, a $6.4 million sale of loans that has been accounted for as a financing at December 31, 1997, and a $2.4 million loan from Goldman Sachs Mortgage Company to finance a golf loan at December 31, 1997.
(7) The weighted average interest rate on borrowings was 6.96% and 8.23% at December 31, 1998 and 1997, respectively.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(15) Income Taxes

  The provision for income taxes for the year ended December 31, 1998 and 1997 was as follows:

                                                                   1998   1997
                                                                  ------ -------
                                                                  (In thousands)
   Current:
     Federal..................................................... $  788 $   609
     State.......................................................    855     232
                                                                  ------ -------
                                                                   1,643     841
                                                                  ------ -------
   Deferred:
     Federal.....................................................  3,551  10,665
     State.......................................................    334   3,495
                                                                  ------ -------
                                                                   3,885  14,160
                                                                  ------ -------
     Total....................................................... $5,528 $15,001
                                                                  ====== =======

  Actual income taxes differ from the amount determined by applying the statutory Federal rate of 34% and 35% for the year ended December 31, 1998 and 1997, respectively, as follows:

                               1998   1997
                              ------ -------
                              (In thousands)
   Computed expected income
    taxes.................... $4,698 $ 3,508
   Income tax related to
    conversion from LLC to C
    Corporation..............    --   10,997
   State tax, net of federal
    benefit..................    785     736
   Other.....................     45    (240)
                              ------ -------
     Total................... $5,528 $15,001
                              ====== =======

  The components of the deferred tax liability at December 31, 1998 and 1997 were as follows:

                                                             1998      1997
                                                           --------  --------
                                                            (In thousands)
   Deferred tax assets:
     Depreciation......................................... $    202  $    --
     Provision for losses.................................      808       317
     State taxes..........................................    1,546     1,220
                                                           --------  --------
                                                              2,556     1,537
   Deferred tax liabilities:
     Deferred loan fees...................................     (718)   (1,002)
     Depreciation.........................................      --         (4)
     Gain on sale of loans and leases deferred for income
      tax purposes........................................  (19,410)  (14,691)
     Other................................................     (473)      --
                                                           --------  --------
                                                            (20,601)  (15,697)
                                                           --------  --------
   Total net deferred tax liability....................... $(18,045) $(14,160)
                                                           ========  ========

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(16) Employee Benefits Plans

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

  The Company contributed approximately $323,000, $163,000, and $88,000 to the 401(k) plan for the years ended December 31, 1998, 1997 and 1996, respectively.

 1997 Stock Option, Deferred Stock and Restricted Stock Plan

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

  The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of up to 10% of the shares of the Company's Common Stock outstanding after the Company's initial public offering, but not less than 2,700,000 shares. The number of shares reserved for issuance under the Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited or canceled, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan.

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

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan ten years after the effective date of the Offering. Options vest under this plan at 20% on each anniversary from the date of grant for the Company's officers and employees and 100% on the first anniversary of the date of grant for the Company's directors.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  During the years ended December 31, 1998 and 1997, stock option activity and prices were as follows:

                                              1998                 1997
                                       -------------------- -------------------
                                                   Weighted            Weighted
                                                   Average             Average
                                       Number of    Option  Number of   Option
                                         Shares     Price    Shares     Price
                                       ----------  -------- ---------  --------
   Options outstanding, January 1.....  1,464,500   $17.71        --    $  --
   Options granted....................  3,118,755   $15.11  1,466,300   $17.71
   Options exercised..................        --    $  --         --    $  --
   Options canceled................... (2,204,158)  $19.82     (1,800)  $18.00
                                       ----------           ---------
   Options outstanding, December 31...  2,379,097   $12.35  1,464,500   $17.71
                                       ==========           =========
   Options exercisable................    266,000   $17.84        --    $  --

  The Company adopted the disclosure requirements of SFAS 123 and continues to measure its employee stock-based compensation arrangements under the provisions of APB 25. Accordingly, no compensation expense has been recognized for the stock option plan. Had compensation expense for the Companys stock option plan been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with provisions of SFAS 123, the Company's net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                            1998       1997
                                                         ----------------------
                                                             (In thousands,
                                                         except per share data)
   Net income:
     As reported........................................ $    8,291 $    20,720
     Pro forma.......................................... $      254 $    20,280
   Basic and diluted income per share:
     As reported........................................ $     0.29 $      0.91
     Pro forma.......................................... $     0.01 $      0.89

  The weighted average fair value at date of grant of options granted during 1998 and 1997 was $9.19 and $13.73 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
   Expected life (years).......................................   5.57    5.00
   Interest rate(1)............................................   4.55%   5.73%
   Volatility..................................................  96.30%  52.11%
   Dividend yield..............................................   0.00%   0.00%

--------
(1) Based on 5-year U.S. Treasury rate at the dates indicated.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(17) Transactions with Affiliates

  In the ordinary course of business, the Company has conducted transactions with affiliated companies. In the opinion of management all such transactions are conducted at "arm's length" in accordance with the Company's policies.

  The Company purchased $15.5 million in franchise loans at par value from Southern Pacific Bank ("SPB") on June 26, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. The Company purchased $45.1 million in franchise loans at par value from SPB on December 24, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. On December 30, 1997, the Company sold $1.8 million of participation loans at par value to SPB.

  The Company also has a master purchase and sale agreement with SPB to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the year ended December 31, 1998 and 1997, loans originated for SPB (and not repurchased), totaled approximately $26.5 million and $7.4 million, respectively.

  No cash was paid to SPB for interest for the years ended December 31, 1998 and 1997 and approximately $10.3 million was paid in the year ended December 31, 1996.

(18) Equity Investments

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

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  The Companys activity in equity investments was as follows:

                                            For the Year Ended December 31, 1998
                             --------------------------------------------------------------------
                                                 Additional
                             Investment   FMAC   Investment Beginning Additional Income   Ending
                                Date    Interest Obligation  Balance  Investment (Loss)   Balance
                             ---------- -------- ---------- --------- ---------- -------  -------
                                                       (In thousands)
   Summerwood Ltd..........    6/10/96    40.0%    $  --     $1,285     $2,000   $  (834) $2,451
   Restaurant Management of
    Carolina(1)............   11/19/96    32.5      2,000       889        --       (889)    --
   Family Eats.............   12/20/96    49.0        --      1,644      1,550      (174)  3,020
   Atlanta Franchise
    Development(2).........    3/24/97    39.6        --        144        --       (144)    --
   Hot 'N Now..............    4/16/97    20.0        --          6        --        139     145
   Pate Restaurant
    Enterprises(3).........    4/29/97    40.0        --        (63)       --         63     --
   Park Meadows(4).........    6/26/97    30.0        --        --         --        --      --
                                                   ------    ------     ------   -------  ------
     Totals................                        $2,000    $3,905     $3,550   $(1,839) $5,616
                                                   ======    ======     ======   =======  ======


                                            For the Year Ended December 31, 1997
                             -------------------------------------------------------------------
                                                 Additional
                             Investment   FMAC   Investment Beginning Additional Income  Ending
                                Date    Interest Obligation  Balance  Investment (Loss)  Balance
                             ---------- -------- ---------- --------- ---------- ------  -------
                                                       (In thousands)
   Summerwood Ltd..........    6/10/96    40.0%    $2,000    $2,000      $--     $(715)  $1,285
   Restaurant Management of
    Carolina...............   11/19/96    32.5      2,000       933       --       (44)     889
   Family Eats.............   12/20/96    49.0      1,550     1,450       --       194    1,644
   Atlanta Franchise
    Development............    3/24/97    39.6        --        --        --       144      144
   Hot 'N Now..............    4/16/97    20.0        --        --        --         6        6
   Pate Restaurant
    Enterprises............    4/29/97    40.0        --        --        --       (63)     (63)
   Park Meadows............    6/26/97    30.0        --        --        --       --       --
                                                   ------    ------      ----    -----   ------
     Totals................                        $5,550    $4,383      $--     $(478)  $3,905
                                                   ======    ======      ====    =====   ======

--------
(1) Loss on Restaurant Management of Carolina includes a writedown of $624,000.
(2) Additional losses of $700,000 have been posted as an allowance against the related loan included in loans held for investment.
(3) Additional losses of $133,000 have been posted as an allowance against the related loan included in loans held for investment.
(4) Additional losses of $445,000 have been posted as an allowance against the related loan included in loans held for sale.

  The December 31, 1998, unpaid balances of loans to the investees made by the Company total approximately $263.6 million, of which $227.3 million has been securitized and sold and $25.8 million is included in loans held for sale and $10.5 million is included in loans held for investment. The December 31, 1997, unpaid balances of loans to the investees made by the Company total approximately $110.2 million. As of December 31, 1997, $96.3 million of these loans had been securitized and sold and $13.9 million was included in loans held for sale. At December 31, 1998 and 1997, none of these loans were past due.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(19) Fair Value of Financial Instruments

  Financial instruments include interest bearing deposits, securities available for sale, loans and leases held for sale, loans and leases held for investment, futures contracts used to hedge loans held for sale, retained interest in loan securitizations, and borrowings. Fair value estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

  The carrying values of interest-bearing deposits approximate fair value due to their short-term nature. The fair value of securities available for sale was based on discounted cash flow. The fair value of loans and leases held for sale and loans and leases held for investment are estimated by discounting expected future cash flows at an estimated market rate of interest. A market rate of interest is estimated based on the AAA Corporate Bond Rate, adjusted for credit risk and the Company's cost to administer such loans. The fair value of retained interest in loan securitizations was estimated by discounting future cash flows using rates that an unaffiliated third-party purchaser would require on instruments with similar terms and remaining maturities. The fair values of borrowings were estimated by discounting cash flows at interest rates for debt having similar credit ratings and maturities.

  The estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are as follows:

                                              1998                1997
                                       ------------------- -------------------
                                       Carrying Estimated  Carrying Estimated
                                        Amount  Fair Value  Amount  Fair Value
                                       -------- ---------- -------- ----------
                                                   (In thousands)
   Assets:
     Interest bearing deposits........ $  5,757  $  5,757  $  2,744  $  2,744
     Securities available for sale....   16,818    16,818    22,870    22,870
     Loans and leases held for sale...  325,727   325,727   343,200   343,200
     Loans and leases held for
      investment......................  162,928   162,928       --        --
     Retained interest in loan
      securitizations.................   29,952    29,952    21,652    21,652
   Liabilities:
     Borrowings.......................  483,763   483,763   256,220   256,220
   Off Balance Sheet:
     Deferred hedge losses............    1,906     1,906     5,025     5,025

(20) Commitments and Contingencies

 Leases

  Minimum rental commitments under noncancelable operating leases at December 31, 1998, were as follows (in thousands):

   Year ended December 31,
   -----------------------
     1999............................................................... $ 2,917
     2000...............................................................   2,921
     2001...............................................................   2,770
     2002...............................................................   2,386
     2003...............................................................   2,229
     Thereafter.........................................................   3,423
                                                                         -------
       Total............................................................ $16,646
                                                                         =======

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

  Rent expense for the year ended December 31, 1998, 1997 and 1996 was $2.2 million, $0.6 million, and $0.3 million, respectively.

 Litigation

  The predecessor entity to Franchise Mortgage LLC, and Mr. Knyal, among others, are named as defendants in De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court. The complaint seeks an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. On March 25, 1999, the Superior Court entered an order in connection with the action, a portion of which was stayed on March 29, 1999. The stayed portion included, among other things, an order to dissolve Franchise Mortgage Acceptance Co., L.P. ("FMACLP"), a partnership of which FLRT, Inc. is the general partner and which was formed in 1991 to originate and securitize franchise loans, and an order requiring an accounting by FLRT, Inc. and Mr. Knyal to the limited partners of FMACLP. The unstayed portion of the order includes a finding, among other things, that Mr. Knyal and FLRT, Inc. breached the FMACLP partnership agreement and that the limited partners of FMACLP have a right to a portion of the shares of the Company owned by FLRT, Inc. or Mr. Knyal, and of the proceeds realized from any sale of FLRT, Inc.'s or Mr. Knyal's Company shares after November 1997. The order also states that Mr. Knyal and FLRT, Inc. may not dispose of or encumber any shares of the Company held by either of them, and that Mr. Knyal may not dispose of or encumber any shares of FLRT, Inc. held by him. Counsel to the predecessor entity and Mr. Knyal and counsel to FMACLP, which is not a party to the action, believe that the action is without merit, and counsel to the predecessor entity and Mr. Knyal intend to appeal the order and intend to vigorously defend the action. Although the Company is not a party to the action, Imperial Credit Industries, Inc. ("ICII"), Mr. Knyal and FLRT, Inc. have agreed to indemnify the Company against any and all liability that the Company and its stockholders (other than ICII, Mr. Knyal and FLRT, Inc.) may incur as a result of this lawsuit.

  The Company has been named as a defendant in other legal actions, which legal actions have arisen in the ordinary course of business, none of which management believes to be material.

 Loan Servicing

  Related fiduciary funds held in trust for investors in non-interest bearing accounts at unaffiliated financial institutions totaled approximately $6.4 million as of December 31, 1998. These funds are segregated in special bank accounts and are held as deposits in such financial institutions. At December 31, 1998 and 1997, the Company serviced loans and leases of $5.1 billion and $1.3 billion, respectively for affiliates and others.

 Loan Commitments

  As of December 31, 1998, the Company had open short-term lending commitments amounting to approximately $70.1 million in process subject to credit approval. There is no exposure to credit loss in this type of commitment until the loans are funded. Interest rate risk is mitigated by the use of hedging strategies applied to each loan at the time of funding.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

(21) Selected Quarterly Financial Data (Unaudited)

  Selected quarterly financial data are presented below by quarter for the years ended December 31, 1998 and 1997:

                                   December 31 September 30, June 30, March 31,
                                      1998         1998        1998     1998
                                   ----------- ------------- -------- ---------
                                     (In thousands, except per share amounts)
   Revenues:
     Gain (loss) on sale of loans
      and leases.................   $ (3,832)     $ 4,320    $22,917   $16,741
     Interest income.............      3,063        5,977      3,877     4,202
     Loan servicing income.......      7,827        4,812      4,614     1,254
     Insurance income............        720          --         --        --
     Loss on transfer of loans to
      held for investment........     (8,845)         --         --        --
     Other income (loss).........       (633)         404        201       (42)
                                    --------      -------    -------   -------
       Total revenues............     (1,700)      15,513     31,609    22,155
   Expenses:
     Total operating expenses....     16,222       13,292     14,534     9,718
                                    --------      -------    -------   -------
   Income (loss) before taxes and
    minority interest in
    subsidiary...................    (17,922)       2,221     17,075    12,437
   Minority interest in
    subsidiary...................        (63)         (55)       110       --
   Income taxes..................     (7,777)         956      7,126     5,223
                                    --------      -------    -------   -------
       Net income (loss).........   $(10,082)     $ 1,320    $ 9,839   $ 7,214
                                    ========      =======    =======   =======
   Basic and diluted income
    (loss) per share.............   $  (0.35)     $  0.05    $  0.34   $  0.25
                                    ========      =======    =======   =======

                                   December 31 September 30, June 30, March 31,
                                      1997         1997        1997     1997
                                   ----------- ------------- -------- ---------
                                     (In thousands, except per share amounts)
   Revenues:
     Gain (loss) on sale of loans
      and leases.................    $11,619      $20,690    $19,821   $   (13)
     Interest income.............      1,998        1,786        730       642
     Loan servicing income.......      1,084          854        736       640
     Other income (loss).........        477         (588)       --        --
                                     -------      -------    -------   -------
       Total revenues............     15,178       22,742     21,287     1,269
   Expenses:
     Total operating expenses....      8,122        8,040      4,533     4,060
                                     -------      -------    -------   -------
   Income (loss) before taxes....      7,056       14,702     16,754    (2,791)
   Income taxes..................     15,001          --         --        --
                                     -------      -------    -------   -------
       Net income (loss).........    $(7,945)     $14,702    $16,754   $(2,791)
                                     =======      =======    =======   =======
   Basic and diluted income
    (loss) per share.............    $ (0.32)     $  0.67    $  0.77   $ (0.13)
                                     =======      =======    =======   =======

(22) Subsequent Event

 Restricted Stock Grant, Options Grant and Options Cancellation

  On February 16, 1999, the Company's Board of Directors approved a grant of 1,197,000 shares of restricted stock and options to purchase 380,000 shares of stock at $7.00 per share to the Company's employees. The closing stock price on the date of grant was $6.31. Along with these stock grants, the Board of Directors approved the cancellation of options to purchase 1,240,500 shares of stock at a weighted average share price of

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

$11.30. The restricted stock grants vest over a period of eight years and the vesting is accelerated contingent upon the occurrence of certain events. Deferred compensation expense of $7.6 million will be amortized over the vesting period of the stock award. Upon stockholder approval of change of control of the Company, the stock awards will immediately vest and any unamortized deferred compensation will be charged to operations. All of these grants and cancellations were transacted in accordance with the Companys 1997 Stock Option, Deferred Stock and Restricted Stock Plan.

(23) Subsequent Event

 Merger with Bay View Capital Corporation

  On March 10, 1999, Bay View Capital Corporation ("Bay View") and the Company executed an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") providing for the merger of the Company and Bay View. Following the merger, the Company will operate as a subsidiary of Bay View Bank ("BVB").

  In accordance with the terms of the Merger Agreement, Bay View will acquire all of the common stock of the Company for consideration currently valued at approximately $309 million. Each share of the Company's stock will be entitled to receive, at the election of the holder, either $10.25 in cash or .5125 shares of Bay View's common stock. The Company's stockholder elections are subject to the aggregate number of shares of the Company's common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of the Company's common stock outstanding immediately prior to closing the transaction and no Company stockholder owning more than 9.99% of Bay View's common stock, on a pro forma basis.

  The Merger Agreement also provides for an additional payment of up to $30 million by Bay View in connection with the earn-out provision of the Company's April 1998 acquisition of Bankers.

  Simultaneous with the merger, Bay View will contribute substantially all of the assets and liabilities of the Company to a newly organized and wholly owned subsidiary of BVB. The transaction is expected to close during the third quarter of 1999, subject to approval by both the Company's stockholders and Bay View's shareholders and subject to necessary regulatory approvals.

  In connection with the merger, BVB has purchased $209.3 million in commercial loans from the Company and additionally may purchase up to another $150 million in commercial loans through the end of the first quarter of 1999. BVB may also purchase additional levels of commercial loans through the closing date of the transaction.

  A Voting Agreement has been executed with one of the Company's stockholders, ICII, which provides that this stockholder may not sell its Company stock during the term of the Merger Agreement and will vote in favor of the merger. In conjunction with the merger, Wayne Knyal will have an ownership interest in Bay View in excess of 5% and will hold a seat on Bay View's Board of Directors.

  Consummation of the merger is subject to a number of closing conditions, including approval by both Bay View's shareholders and the Company's stockholders, obtaining necessary regulatory approvals and other closing conditions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Board of Directors

  The Board of Directors of the Company consists of eight members. Directors are elected annually to serve until the next annual meeting and until their, successors are elected and qualified. As of February 28, 1999, the Company's Board of Directors consisted of the following individuals:

Name, Age and Year First     Principal Occupation, Business Experience
   Became a Director                and Other Directorships
------------------------     -----------------------------------------
H. Wayne Snavely*
(58).................... Mr. Snavely has been Chairman of the Board of the
 1997 Company since its inception. He was a Manager of Franchise Mortgage LLC from its inception in June 1995 until November 1997, at which time the Company was formed to succeed to the business of Franchise Mortgage LLC. Mr. Snavely has been Chairman of the Board and Chief Executive Officer of Imperial Credit Industries, Inc. ("ICII") since December 1991 and President of ICII since February 1996. From 1986 to February 1992, Mr. Snavely served as Executive Vice President of Imperial Bancorp and Imperial Bank. From 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely served as a Director of Imperial Bank from 1975 to 1983. Mr. Snavely is also Chairman of the Board of Imperial Credit Commercial Mortgage Holdings, Inc.

Wayne L. "Buz" Knyal
(52).................... Mr. Knyal has been the President, Chief Executive
 1997 Officer and a Director of the Company since its inception and was the President, Chief Executive Officer and a Manager of Franchise Mortgage LLC from its inception in June 1995 until November 1997. Prior to founding the Company's predecessor in 1991, Mr. Knyal founded and owned CBI Insurance Services, Inc. and concurrently served as President of CBI Mortgage Company, a residential mortgage banker. From 1968 to 1980, Mr. Knyal was an Executive Vice President of Krupp/Taylor Advertising and served clients in the fast food industry. Mr. Knyal is also a Director of New Riders, Inc., a restaurant company.

Ronald V. Davis**
(52).................... Mr. Davis has been a Director of the Company since
 1997 its inception and was a Manager of Franchise Mortgage LLC from its inception in June 1995 until November 1997. Mr. Davis is the Chairman of the Board of Davis Capital LLC, a private equity investment company. From 1980 to 1994, Mr. Davis was the President and Chief Executive Officer of the Perrier Group of America, Inc. Mr. Davis is also a Director of Celestial Seasonings and Staff Leasing, Inc. Mr. Davis is on the Foundation Board and Chairman of Guardian Scholars at California State University, Fullerton.

Name, Age and Year First      Principal Occupation, Business Experience
   Became a Director                 and Other  Directorships
------------------------ --------------------------------------------------

Perry A. Lerner**
(56).................... Mr. Lerner has been a Director of the Company since
 1997 its inception and was a Manager of Franchise Mortgage LLC from its inception in June 1995 until November 1997. He has been a principal in the investment firm of Crown Capital Group, Inc. since 1996. Mr. Lerner was with the law firm of O'Melveny & Myers from 1982 through 1996, having been a partner with the firm from 1984 through 1996. Mr. Lerner was an Attorney-Advisor of the International Tax Counsel of the United States Treasury Department from 1973 to 1976. Mr. Lerner is also a Director of ICII and Vista 2000, Inc.

Richard J. Loughlin*
(66).................... Mr. Loughlin has been a Director of the Company since
 1997 its inception. Mr. Loughlin co-founded Century 21 Real Estate of Northern California, Inc. in 1973 and served as President and Regional Director until 1981, when he was appointed President and Chief Executive Officer of Century 21 Real Estate Corporation. He held that position until November 1995 when he retired and was appointed President Emeritus to serve as a consultant and spokesperson. Mr. Loughlin is a Director of Inspectech Corporation. Mr. Loughlin's prior affiliations include Chairman of Western Relocation Management, Inc., Chairman of the Real Estate National Networks, Director of the National Easter Seal Society, Director of the Housing Roundtable, Director of the National Association of Realtors and member of the Policy Advisory Board of the Center for Real Estate and Urban Economics for the University of California at Berkeley. Mr. Loughlin is a founding partner of the National Football League's Carolina Panthers.

John E. Martin* (53).... Mr. Martin has been a Director of the Company since
 1997 its inception. Mr. Martin served as Chairman and Chief Executive Officer of Taco Bell Worldwide from 1983 through October 1986, and then as Chairman and Chief Executive Officer of PepsiCo Casual Restaurants until June of 1997. In November 1997, Mr. Martin was appointed Chairman of Diedrich Coffee. In addition, he became Chairman of Easyriders, Inc. in September 1998 and is the majority partner and Chairman of Culinary Adventures Incorporated formed in November of 1998. Mr. Martin also serves as a Director of The Good Guys! Inc. and Williams-Sonoma, Inc.

Michael L. Matkins**
(53).................... Mr. Matkins has been a Director of the Company since
 1997 its inception and was a manager of Franchise Mortgage LLC from its inception in June 1995 until November 1997. Mr. Matkins is a founding partner with the law firm of Allen, Matkins, Leck, Gamble & Mallory LLP. Mr. Matkins has advised institutional investors, lenders, property owners and developers in all aspects of purchase, sale, financing, leasing and construction of real estate properties ranging from office and retail to recreational and mixed-use projects for more than 25 years. He has also represented institutional investors in the restructuring of investments in real property as well as institutional developers in acquiring, entitling and developing master-planned communities. Mr., Matkins is a member of the Executive Committee of the Urban Land Institute.

Name, Age and Year First    Principal Occupation, Business Experience
   Became a Director                   and Other Directorships
------------------------    ------------------------------------------
Brad S. Plantiko*(43)... Mr. Plantiko became a Director of the Company in
 1998 November 1998, replacing G. Louis Graziadio, III after his resignation. Mr. Plantiko has been Executive Vice President and Chief Financial Officer of ICII since July 1998. From October 1980 to July 1998, Mr. Plantiko was with KPMG LLP where he was partner in-charge of its finance company services for the western United States. Mr. Plantiko has over 17 years of experience serving banks, thrifts, mortgage banks and finance companies. He serves on the Board of Visitors of the Graduate School of Business Management at Pepperdine University and holds a Bachelor's of Science Degree from California State University, Long Beach. Mr. Plantiko is a member of the American Institute and the California Society of Certified Public Accountants.
--------
*  Member of Compensation Committee* Member of Compensation Committee
** Member of Audit Committee

  The business and affairs of the Company are managed under the direction of its Board of Directors. Directors are elected annually to serve until the next Annual Meeting of stockholders and until their successors are elected and qualified. Directors will not be able to stand for reelection unless they have attended at least 75% of Board meetings and committee meetings, as applicable. No family relationships exist between any of the executive officers or directors of the Company.

 Executive Officers

  The following table sets forth certain information as of February 28, 1999 with respect to each person who is an executive officer of the Company:

            Name          Age Position
            ----          --- --------
   Wayne L. "Buz" Knyal..  52 President, Chief Executive Officer and Director
   Kevin T. Burke........  41 Executive Vice President, Capital Markets
   Thomas P. Kaplan......  33 Executive Vice President, Corporate Development
   Peter A. Mozer........  36 Executive Vice President and Chief Credit Officer
                              Executive Vice President and Chief Financial
   Raedelle Walker.......  44 Officer

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

  Kevin T. Burke, Executive Vice President, Capital Markets, has been with the Company since March of 1997. Mr. Burke served as a consultant for Koll Real Estate from November 1996 to February 1997. Mr. Burke was a Managing Director at McNeil Capital from July 1996 to November 1996 and the Director of Treasury Operations at ICN Pharmaceuticals, Inc. from July 1995 to June 1996. From September 1994 to June 1995, Mr. Burke was a Vice President at Merrill Lynch. From August 1993 to September 1994, Mr. Burke was a Senior Vice President at O'Connor & Company, an investment banking firm.

  Thomas P. Kaplan, Executive Vice President, Corporate Development, has been with the Company since October of 1997. Mr. Kaplan was a Senior Vice President in the Asset-Backed Finance group at Greenwich Capital Markets from September 1995 to October 1997. From 1990 to 1995, Mr. Kaplan was a Director at Credit Suisse First Boston, where he was a trader for the firm's subordinate mortgage- and asset-backed securities and asset-backed whole loan positions.

  Peter A. Mozer, Executive Vice President and Chief Credit Officer, has been with the Company since May 1998. From July 1994 until May 1998, Mr. Mozer served as a Vice President within the Fixed Income division at Morgan Stanley Dean Witter & Company working as a mortgage portfolio manager and within the third-party financing group. From June 1989 until July 1994, Mr. Mozer served as Deputy Treasurer of Dime Savings Bank, a New York savings and loan.

  Raedelle Walker, Executive Vice President and Chief Financial Officer, has been with the Company since February of 1997. From 1995 until joining the Company, Ms. Walker served as the Chief Financial Officer of Southern Pacific Bank. From 1985 to 1995, Ms. Walker served as a Senior Manager with KPMG LLP, providing accounting and consulting services to clients in the firm's financial services practice. Ms. Walker is a Certified Public Accountant.

Item 11. EXECUTIVE COMPENSATION

 Annual and Long-Term Compensation

  The following table sets forth information concerning the annual and long-term compensation earned by the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered by them in all capacities in which they served the Company during 1998, 1997 and 1996:

                          SUMMARY COMPENSATION TABLE


                                                                  Long-Term
                                                                 Compensation
                                                                 ------------
                                      Annual Compensation         Securities
                                 -----------------------------    Underlying
                            Name   Year   Salary ($) Bonus ($)   Options (#)
                            ---- -------- ---------- ---------   ------------
   Wayne L. Buz Knyal(1)... 1998 $400,000  $ 82,000   $ 8,892(2)       --
                            1997  100,000   665,292    13,940(3)       --
                            1996  100,000   150,000    47,709(4)       --

   Kevin T. Burke.......... 1998  199,833   100,000       --        75,000
                            1997  133,830   205,000       --        75,000
                            1996      --        --        --           --

   Thomas P. Kaplan........ 1998  225,000   100,000       --           --
                            1997   51,202   375,000       --       150,000
                            1996      --        --        --           --

   Peter A. Mozer(5)....... 1998  126,538   200,000       --       100,000
                            1997      --        --        --           --
                            1996      --        --        --           --

   Raedelle Walker......... 1998  160,000   100,000     3,200(6)       --
                            1997  122,436   161,000     7,940(7)    55,000
                            1996      --        --        --           --

--------
(1) Does not include distributions received by FLRT, Inc. as a member of Franchise Mortgage Acceptance Company LLC.
(2) Represents a car allowance of $5,692 and a $3,200 contribution by the Company under its 401(k) Plan.
(3) Represents a car allowance of $6,000 and a $7,940 contribution by the Company under its 401(k) Plan.
(4) Represents a car allowance of $6,000, reimbursement of living expenses of $36,000 and a $5,709 contribution by the Company under its 401(k) Plan.
(5) Peter A. Mozer joined the Company in May 1998 and serves as Executive Vice President and Chief Credit Officer at an annual base salary of $200,000.
(6) Represents a $3,200 contribution by the Company under its 401(k) Plan.
(7) Represents a $7,940 contribution by the Company under its 401(k) Plan.

 Options Granted in 1998

  The following table sets forth information with respect to grants of options to purchase shares of the Company's Common Stock to the Named Executive Officers during 1998:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                           Individual Grants
                         ------------------------------------------------------
                                                                                Potential Realized Value at
                           Number of      Percent of                               Assumed Annual Rates
                          Securities     Total Options                          of Stock Price Appreciation
                          Underlying      Granted to     Exercise or               for Option Term($)(4)
                            Options      Employees in    Base Price  Expiration ---------------------------
Name                     Granted(#)(1) Fiscal Year(%)(2)  ($/Share)   Date(3)        5%           10%
----                     ------------- ----------------- ----------- ---------- ---------------------------
Wayne L. "Buz" Knyal....        --            N/A            N/A        N/A         N/A           N/A
Kevin T. Burke..........    150,000          4.81%         $11.00    10/01/2004   $561,158     $1,273,076
Thomas P. Kaplan........        --            N/A            N/A        N/A         N/A           N/A
Peter A. Mozer..........    100,000          3.21           11.00    10/01/2004   374,105       848,717
Raedelle Walker.........        --            N/A            N/A        N/A         N/A           N/A

--------
(1) Each of these options vests 20% per year on each anniversary date of the date of grant.

(2) Based upon 3,118,755 options granted in 1998 under the 1997 Stock Option, Deferred Stock and Restricted Stock Plan.

(3) Such stock options expire six years from the date of grant or earlier upon termination of employment.

(4) The dollar amounts set forth are the result of calculations of the 5% and 10% rates set forth in the Securities and Exchange Commission's rules regarding the disclosure of executive compensation, and therefore are not intended to forecast possible future appreciation of the Company's Common Stock.

 1998 Year-End Option Values

  The following table sets forth the number and dollar value of unexercised options held by the Named Executive Officers at December 31, 1998:

                         FISCAL YEAR-END OPTION VALUES

                                 Number of Securities         Value of Unexercised
                            Underlying Unexercised Options    In-the-Money Options
                                at Fiscal Year-End(#)         At Fiscal Year-End($)
                            ------------------------------ ---------------------------
   Name                      Exercisable / Unexercisable   Exercisable / Unexercisable
   ----                     ------------------------------ ---------------------------
   Wayne L. "Buz" Knyal....             0 / 0                           N/A
   Kevin T. Burke..........          0 / 150,000                      0 / 0
   Thomas P. Kaplan........        30,000 / 120,000                   0 / 0
   Peter A. Mozer..........          0 / 100,000                      0 / 0
   Raedelle Walker.........        14,000 / 41,000                    0 / 0

 1998 Option Repricings

  The following table sets forth information with respect to the repricing of options to purchase shares of the Company's Common Stock to the Named Executive Officers during 1998:

                        TEN-YEAR OPTION/SAR REPRICINGS

                                                                                     Length of
                                                                                      Original
                                  Number of                                         Option Term
                                  Securities  Market Price                          Remaining at
                                  Underlying  of Stock at  Exercise Price             Date of
                                 Options/SARs   Time of      at Time of     New     Repricing or
                                 Repriced or  Repricing or  Repricing or  Exercise   Amendment
Name                      Date    Amended (#) Amendment($)  Amendment($)  Price ($)   (Months)
----                     ------- ------------ ------------ -------------- --------  ------------
Wayne L. "Buz" Knyal....     N/A       N/A         N/A           N/A         N/A         N/A
Kevin T. Burke.......... 10/1/98    50,000        5.28         18.00       11.00        61.5
Kevin T. Burke.......... 10/1/98    25,000        5.28         16.32       11.00        63.0
Kevin T. Burke.......... 10/1/98    75,000        5.28         22.86       11.00        67.5
Thomas P. Kaplan........     N/A       N/A         N/A           N/A         N/A         N/A
Peter A. Mozer.......... 10/1/98   100,000        5.28         22.86       11.00        67.5
Raedelle Walker.........     N/A       N/A         N/A           N/A         N/A         N/A

 Employment Agreement

  In November 1997, the Company and Mr. Knyal entered into a five-year employment agreement terminating on October 31, 2002 pursuant to which Mr. Knyal agreed to act as the President and Chief Executive Officer of the Company for an annual base salary of $400,000, an annual bonus of not less than $82,000 and not to exceed $682,000, and customary benefits. Commencing June 1998, an amount of $82,000 per year will be deducted from the bonus payable to Mr. Knyal in order to repay certain amounts owed by Mr. Knyal to the Company, pursuant to the terms of a promissory note. If Mr. Knyal's employment is terminated by the Company without cause or by Mr. Knyal for good reason (meaning the Company's uncured breach of any material term of the agreement, the removal of Mr. Knyal as Chief Executive Officer (other than for cause) or any diminution by the Company of Mr. Knyal's powers, duties or authority), Mr. Knyal would be paid his annual salary and provided with all customary benefits through October 31, 2002. In addition, in such event, FLRT, Inc. a stockholder of the Company of which Mr. Knyal owns an 85% beneficial interest, would have registration rights similar to those granted to ICII under the ICII Registration Rights Agreement described herein under "Certain Transactions," without volume limitations.

 Compensation of Directors Compensation of Directors

  Directors who are not employees of the Company receive a fee of $12,000 per year, payable quarterly, $1,000 for each board meeting attended. Non-employee directors who are members of the Compensation and Audit Committees receive a fee of $1,000 for each committee meeting attended. Directors are reimbursed reasonable expenses incurred in attending Board and committee meetings per meeting attended. Concurrently upon the initial public offering of the Company's Common Stock in November 1997, the Company granted each non-employee director options to purchase 30,000 shares of Common Stock under the Company's 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan") at an exercise price of $18.00 per share. Such options vest 100% upon the first anniversary of the date of grant.

 Compensation Committee Interlocks and Insider Participation

  Mr. Lerner is currently a member of ICII's compensation committee. None of the executive officers of the Company has served on the Board of Directors or on the compensation committee of any other entity which had officers who served on the Company's Board of Directors or on the Company's Compensation Committee.

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

  The Company contributed approximately $323,000, $163,000, and $88,000 to the 401(k) plan for the years ended December 31, 1998, 1997 and 1996, respectively.

 1997 Stock Option, Deferred Stock and Restricted Stock Plan

  The Company's Board of Directors has adopted and its stockholders have approved the 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan"), which provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs"), deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards ("Awards"). The Stock Option Plan is administered by a committee of directors appointed by the Board of Directors (the "Committee"). ISOs may be granted to the officers and key employees of the Company or any of its subsidiaries. The exercise price for any option granted under the Stock Option Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the option is granted. The purpose of the Stock Option Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to those whose job performance affects the Company. The effective date of the Stock Option Plan was November 18, 1997, the effective date of the Companys initial public offering.

  The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of up to 10% of the shares of the Company's Common Stock outstanding after the Company's initial public offering, but not less than 2,700,000 shares. The number of shares reserved for issuance under the Stock Option Plan is subject to anti-dilution provisions for stock splits, stock dividends and similar events. If an option granted under the Stock Option Plan expires or terminates, or an Award is forfeited or canceled, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option Plan.

  Under the Stock Option Plan, the Company may make loans available to stock option holders, subject to the Committee's approval, in connection with the exercise of stock options granted under the Stock Option Plan. If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the Stock Option Plan. Unless otherwise determined by the Committee, upon stockholder approval of change of control of the Company, the stock awards will immediately vest and any unamortized deferred compensation will be charged to operations.

  Unless previously terminated by the Board of Directors, no options or Awards may be granted under the Stock Option Plan ten years after the effective date of the Offering. Options vest under this plan at 20% on each anniversary from the date of grant for the Company's officers and employees and 100% on the first anniversary of the date of grant for the Company's directors.

  On February 16, 1999, the Company's Board of Directors approved a grant of 1,197,000 shares of restricted stock and options to purchase 380,000 shares of stock at $7.00 per share to the Company's employees. The closing stock price on the date of grant was $6.31. The Board of Directors also approved the cancellation of options to purchase 1,240,500 shares of stock at a weighted average share price of $11.30. The restricted stock grants vest over a period of eight years and the vesting is accelerated contingent upon the occurrence of certain events. Deferred compensation expense of $8.4 million will be amortized over the vesting period of the stock award. All of these grants and cancellations were transacted in accordance with the Company's 1997 Stock Option, Deferred Stock and Restricted Stock Plan.

 Report of the Compensation Committee

  The Company's Compensation Committee was established in November 1997 and currently consists of Messrs. Snavely, Loughlin, Martin and Plantiko. The Compensation Committee sets and administers the policies governing the Company's compensation program, including incentive and stock option plans. The Company participates in studies and surveys of compensation practices for comparable companies in similar industries. The Committee considers these studies and surveys in determining base salary, bonus and long-term stock-based compensation. The Committee discusses and considers executive compensation matters and makes its decisions, subject to review by the Company's Board of Directors.

  The Company's compensation policies are structured to link the compensation of the Chief Executive Officer, Executive Vice Presidents and other executives of the Company with corporate performance. Through the establishment of short- and long-term compensation programs, the Company has attempted to align the financial interests of its executives with the results of the Company's performance, which is designed to put the Company in a competitive position regarding executive compensation and also to ensure corporate performance, which will enhance stockholder value.

  The Company's executive compensation philosophy is to set base salary at a market rate and then to provide performance-based variable compensation which allows total compensation to fluctuate according to the Company's earnings as well as value received by stockholders. Targeted levels of executive compensation are set at levels that the Committee believes to be consistent with others in the Company's industry, with such compensation increasingly weighted towards programs contingent upon the Company's level of annual and long-term performance. As a result, the Named Executive Officers actual compensation levels in any particular year may be above or below those of the Company's competitors, depending on the Company's performance.

  Section 162(m) of the Internal Revenue Code limits the Company's tax deduction for compensation paid to any one of the five most highly compensated executive officers in excess of $1 million, unless such compensation was based upon attainment of pre-established, objective performance goals, the Compensation Committee consists only of outside directors as defined for purposes of Section 162(m), and such performance-based compensation has been approved by stockholders. All of the members of the Compensation Committee qualify as outside directors. The Committee will review the Company's existing compensation program to determine the deductibility of future compensation paid or awarded pursuant thereto and will seek guidance with respect to changes to the Company's existing compensation program that will enable the Company to continue to attract and retain key individuals while optimizing the deductibility to the Company of amounts paid as compensation.

  The Committee believes that its overall executive compensation program should be successful in providing competitive compensation appropriate to attract and retain highly qualified executives and also to encourage increased performance from the executive group which will create added stockholder value.

                                          COMPENSATION COMMITTEE:
                                            H. Wayne Snavely
                                            Richard J. Loughlin
                                            John E. Martin
                                            Brad S. Plantiko

                         STOCK PRICE PERFORMANCE GRAPH

  The following Performance Graph compares the Company's cumulative return on its Common Stock (i.e., change in price plus reinvestment of dividends) with the Standard & Poor's 500 Index and a peer group index of companies engaged in the Company's business focus (consisting of Conti Financial Corp., Franchise Finance Corporation of America, Captec Net Lease Realty and Sirrom Capital Corp.) (the "Peer Group Index"). The Performance Graph assumes that $100 was invested on November 18, 1997 (the date of the Company's initial public offering) in each of the Common Stock, the Standard & Poor's 500 Index and the Peer Group Index. The stock price performance shown in this graph is not necessarily indicative of and is not intended to suggest future stock price performance.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Principal Stockholders and Ownership by Management

  As of February 28, 1999, there were 28,760,557 shares of the Company's Common Stock outstanding. The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1999, by (i) each director of the Company,
(ii) each of the Named Executive Officers of the Company, (iii) each person who is known to the Company to beneficially own more than 5% of the Company's Common Stock, and (iv) all directors and executive officers of the Company as a group:

                                                            Amount and
                                                            Nature of
                                                            Beneficial Percent
                       Beneficial Owner                     Ownership  of Class
                       ----------------                     ---------- --------
   Imperial Credit Industries, Inc.(l)..................... 11,023,492   38.3%
   FLRT, Inc. (2)..........................................  7,004,633   24.4
   Wellington Management Company, LLP(3)...................  2,047,750    7.1
   Wayne L. Knyal(4)(5)....................................  5,953,938   20.7
   Kevin T. Burke(4).......................................        --     --
   Thomas P. Kaplan(4).....................................        --     --
   Peter A. Mozer(4).......................................        --     --
   Raedelle Walker(4)......................................        --     --
   H. Wayne Snavely(4).....................................        --     --
   Ronald V. Davis(4)......................................        --     --
   Perry A. Lerner(4)......................................        --     --
   Richard J. Loughlin(4)..................................        --     --
   John E. Martin(4).......................................        --     --
   Michael L. Matkins(4)...................................        --     --
   Brad S. Plantiko(4).....................................        --     --
   All Directors and Officers as a Group(12 Persons)(4)....  5,953,938   20.7

--------
(1) Imperial Credit Industries, Inc. may be reached at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California, 90505.
(2) FLRT, Inc. may be reached through the Company at 1888 Century Park East, Third Floor, Los Angeles, California, 90067.
(3) Based upon Schedule 13G filed with the Securities and Exchange Commission on February 8, 1999. Wellington Management Company, LLP ("WMC"), in its capacity as investment advisor, may be deemed to beneficially own the Company's shares which are held of record by clients of WMC. WMC may be reached at 75 State Street, Boston, Massachusetts 02109.
(4) Franchise Mortgage Acceptance Company and each of such persons may be reached at 1888 Century Park East, Third Floor, Los Angeles, California, 90067.
(5) Wayne L. Knyal is deemed to beneficially own 85% of the shares of the Company's Common Stock held by FLRT, Inc.

 Section 16(a) Beneficial Ownership Reporting Compliance

  Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's Directors, officers and persons holding more than 10% of the Company's Common Stock are required to file forms reporting their beneficial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company copies of the forms so filed. Based solely upon a review of copies of such forms filed with the Company, the Company believes that during 1998 its officers and Directors complied with the Section 16(a) filing requirements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with ICII and its Affiliates

  The Company and ICII have entered into agreements for the purpose of defining their ongoing relationships. The agreements have been developed in the context of a parent/subsidiary relationship and therefore are not the result of arm's-length negotiations between independent parties. It is the intention of the Company and ICII that such agreements and the transactions provided for therein, taken as a whole, are fair to both parties, while continuing certain mutually beneficial arrangements. However, there can be no assurance that each of such agreements, or the transactions provided for therein, have been effected on terms at least as favorable to the Company as could have been obtained from unaffiliated parties.

  Additional or modified arrangements and transactions may be entered into by the Company, ICII and their respective subsidiaries. Any such future arrangements and transactions will be determined through negotiation between the Company and ICII, and it is possible that conflicts of interest will be involved. All transactions by and between the Company and ICII must be approved by a majority of the disinterested directors of the Company.

  Following is a summary of certain arrangements and transactions between the Company and ICII. Unless the context indicates otherwise, all references herein to the Company refer to Franchise Mortgage Acceptance Company and its predecessor entities, including Franchise Mortgage LLC.

 Services Agreement

  The Company and ICII entered into a services agreement (the "Services Agreement") effective as of November 18, 1997, the date of the Company's initial public offering (the "Effective Date") under which ICII provides human resource administration, securitization capability and certain accounting functions to the Company.

  ICII charges fees for each of the above services which it provides under the Services Agreement at a rate equal to $100 per month per employee employed by the Company at the end of each month. The Services Agreement has an initial term that ends one year from the Effective Date and is renewable annually thereafter. The Company may terminate the Services Agreement, in whole or in part, upon one month's written notice. As part of the services to be provided under the Services Agreement, ICII provides the Company, with insurance coverage and self insurance programs, including health insurance. The charge to the Company for insurance coverage is based upon a pro rata portion of the costs to ICII of the various policies. ICII's total insurance expense is allocated among ICII and its subsidiaries based on the number of employees at each entity. The expense is annualized and charged to each entity monthly. Management believes that the terms of the Services Agreement are as favorable to the Company as could be obtained from independent third parties. The Services Agreement has been terminated effective December 31, 1998.

 ICII Registration Rights Agreement

  The Company has entered into a registration rights agreement with ICII (the "ICII Registration Rights Agreement") pursuant to which the Company has agreed to file one or more registration statements under the Securities Act of 1933, as amended, in the future for shares of the Company held by ICII, subject to certain conditions set forth therein. Pursuant to the ICII Registration Rights Agreement, the Company will use its reasonable efforts to cause such registration statements to be kept continuously effective for the public sale from time to time of the shares of the Company held by ICII. Also, under the ICII Registration Rights Agreement, FLRT, Inc. has certain piggyback registration rights with respect to a demand registration statement initiated by ICII concerning shares of the Company's Common Stock held by ICII; provided however than for a period of three years following the Effective Date, FLRT, Inc. is limited in the amount of shares of the Company's Common Stock it can sell to that amount authorized pursuant to Rule 144. Thereafter, or in the event that Mr. Knyal's employment is terminated by the Company without cause or by Mr. Knyal for good reason (as defined in his employment agreement), FLRT, Inc. shall have registration rights similar to those granted to ICII under the ICII Registration Rights Agreement without volume limitations.

 Transactions Involving Southern Pacific Bank

  The Company purchased $15.5 million in franchise loans at par value from Southern Pacific Bank ("SPB") on June 26, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. The Company purchased $45.1 million in franchise loans at par value from SPB on December 24, 1997. These franchise loans were purchased at par value by SPB from the Company in 1996 and 1997. On December 30, 1997, the Company sold $1.8 million of participation loans at par value to SPB.

  The Company also has a master purchase and sale agreement with SPB to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the year ended December 31, 1998 and 1997, loans originated for SPB (and not repurchased), totaled approximately $26.5 million and $7.4 million, respectively.

  No cash was paid to SPB for interest for the years ended December 31, 1998 and 1997 and approximately $10.3 million was paid in the year ended December 31, 1996.

 ICII Options Granted to Executive Officers

  In December 1995 and July 1996, ICH granted Raedelle A. Walker incentive stock options to purchase an aggregate of 30,000 shares of ICII common stock. The exercise price of all such options was the fair market value of ICII common stock at the time of the grants and the number of shares subject to options granted by ICII as described herein have been adjusted to reflect stock splits.

 Borrowings and Guarantees

  In consideration of ICII's guarantee of the Company's warehouse lines of credit during the year ended December 31, 1998, the Company paid to ICII monthly a fee equal to 15 basis points on the Company's outstanding commitment amounts covered by such guarantee. For the years ended December 31, 1998, 1997 and 1996, the amounts of such guarantee fees were $459,000, $555,000 and $0, respectively.

 Equity Investments

  Franchise Equity Fund L.L.C. The Company, ICII and Mr. Knyal are parties to an Operating Agreement, dated April 1, 1996, pursuant to which such parties organized Franchise Equity Fund L.L.C., a Delaware limited liability company ("FEF LLC"), for the purpose of making equity investments in franchisees of PepsiCo related businesses. The Company owns a 99% membership interest in, and is the manager of FEF LLC. ICH and Mr. Knyal own 0.67% and 0.33% membership interests, respectively, in FEF LLC.

  In June 1996, FEF LLC, Mr. Knyal and certain other investors entered into an agreement to organize five limited partnerships in New Jersey and Pennsylvania (the "Summerwood Partnerships") for the purpose of acquiring and operating 68 Taco Bell and KFC restaurant units. FEF LLC made a loan of $2.0 million to the Summerwood Partnerships in exchange for warrants to purchase a 40% limited partner interest in each of the Summerwood Partnerships. In December 1996, FEF LLC exercised the warrants in full, the $2.0 million loan was converted into capital contributions and FEF LLC acquired a 40% limited partner interest in each of the Summerwood Partnerships. During the year ended December 31, 1998, the general partner of the Summerwood Partnerships required FEF LLC to make additional capital contributions to the Summerwood Partnerships in the aggregate amount of $2.0 million. The other investors have certain rights to purchase FEF LLC's limited partner interest after the fifth anniversary of the acquisition, and FEF LLC has certain rights to sell its limited partner interest to the other investors after the seventh anniversary of the acquisition. In addition, pursuant to the terms of the agreement, Mr. Knyal is required to personally guarantee any obligations of the Summerwood Partnerships that the limited partners of such partnerships are required to personally guarantee. In connection with the acquisition, the Company made 58 loans to the Summerwood Partnerships in the initial aggregate amount of $40.6 million. The loans bear interest at annual rates ranging from 8.55% to 10.80% and are due on dates ranging from July 2001 to July 2011. At December 31, 1998, the outstanding balance of such loans was $37.1 million.

  In November 1996, FEF LLC and certain other investors organized Restaurant Management of Carolina, L.P., a Delaware limited partnership ("Restaurant Management LP"), for the purpose of acquiring and operating 37 Taco Bell restaurant units. FEF LLC made an initial capital contribution of $3.0 million ($2.0 million of which has been repaid to FEF LLC) to, and owns a 32.5% limited partner interest in, Restaurant Management LP. Under certain circumstances, the general partner may require FEF LLC to make additional capital contributions to Restaurant Management LP in the aggregate amount of $2.0 million until the third anniversary of the acquisition. The purchase price for the units was funded in part through 27 loans from the Company in the initial aggregate amount of $23.2 million. The loans bear interest at annual rates ranging from 8.55% to 10.00% and are due on dates ranging from June 1998 to January 2012. At December 31, 1998, the outstanding balance of such loans was $21.9 million. The other investors have certain rights to purchase FEF LLC's limited partner interest after the fifth anniversary of the acquisition, and FEF LLC has certain rights to sell its limited partner interest to the other investors after the seventh anniversary of the acquisition. In addition, in March and August 1996, prior to the acquisition, the Company made 15 loans to certain affiliates of Restaurant Management LP in the initial aggregate amount of $9.9 million. The loans bear interest at annual rates ranging from 10.25% to 10.45% and are due on dates ranging from September 2008 to September 2011. At December 31, 1998, the outstanding balance of such loans was $9.1 million.

  In December 1996, FEF LLC and certain other investors organized Family Eats Limited Partnership, a Delaware limited partnership ("Family Eats LP"), for the purpose of acquiring and operating 19 Taco Bell units. FEF LLC made a capital contribution of $1.45 million to, and owns a 49% limited partner interest in, Family Eats LP. During the year ended December 31, 1998, the general partner required FEF LLC to make additional capital contributions to Family Eats LP in the aggregate amount of $1.55 million. The purchase price for the units was funded in part through 18 loans from Franchise Mortgage LLC in the initial aggregate amount of $10.1 million. The loans bear interest at annual rates ranging from 9.66% to 10.25% and are due on dates ranging from July 1998 to January 2012. At December 31, 1998, the outstanding balance of such loans was $10.0 million. The other investors have certain rights to purchase FEF LLC's limited partner interest after the fifth anniversary of the acquisition, and FEF LLC has certain rights to sell its limited partner interest to the other investors after the seventh anniversary of the acquisition.

  CVB, LLC. The Company, ICII and Mr. Knyal are parties to an Operating Agreement, dated February 6, 1997, pursuant to which such parties organized CVB, L.L.C., a Delaware limited liability company ("CVB LLC"), for the purpose of making equity investments in franchisees of Church's Chicken units. The Company owns a 99% membership interest in, and is the manager of, CVB LLC. ICII and Knyal own 0.67% and 0.33% membership interests, respectively, in CVB LLC.

  In April 1997, CVB LLC and another investor organized Atlanta Franchise Development Company, LLC, a Delaware limited liability company ("Atlanta Franchise LLC"), for the purpose of acquiring and operating 100 Church's Chicken units. CVB LLC made a nominal capital contribution to, and owns a 40% membership interest in, Atlanta Franchise LLC. The purchase price for the units was funded in part through 72 loans from Franchise Mortgage LLC in the initial aggregate amount of $25.1 million. The loans bear interest at an annual rate of 11.72% and are due in April 2012. At December 31, 1998, the outstanding balance of such loans was $23.7 million.

  The other investor has certain rights to purchase CVB LLC's membership interest after the fifth anniversary of the acquisition, and CVB LLC has certain rights to sell its membership interest to Atlanta Franchise LLC after the seventh anniversary of the acquisition.

  HNN Equity, LLC. The Company and ICII are parties to an Operating Agreement, dated March 27, 1997, pursuant to which such parties organized HNN Equity, L.L.C., a Delaware limited liability company ("HNN Equity LLC"), for the purpose of making an equity investment in Hot N Now, L.L.C., a Delaware limited liability company ("Hot 'N Now LLC"). The Company and ICII each own a 50% membership interest in, and share joint management of, HNN Equity LLC. In April 1997, HNN Equity LLC and Davis/HNN, L.L.C. ("Davis/HNN LLC"), a limited liability company principally owned by Ronald V. Davis, a director of the Company, organized Hot 'N Now LLC under the laws of the state of Delaware for the purpose of acquiring all franchisor and tradename rights to a quick service restaurant concept named "Hot 'N Now" as well as acquiring and operating 36 Not 'N Now units. HNN Equity LLC owns a 40% membership interest in Hot 'N Now LLC.

  Davis/HNN LLC owns a 60% membership interest in, and is the manager of, Hot 'N Now LLC. The purchase price for the Units was $2.0 million and was funded through a capital contribution of $ 1.5 million by Davis/HNN LLC and a loan of $600,000 from Davis/HNN LLC. The loan bears interest at an annual rate of 8% and is payable out of distributable cash from the operations of Hot 'N Now LLC. Mr. Davis is the Chief Executive Officer of Hot 'N Now LLC and Davis/HNN LLC is entitled to an annual base fee of $60,000 per year in his capacity as manager of Hot 'N Now LLC. The manager may require the members to make additional capital contributions to Hot 'N Now LLC to satisfy the obligations of Hot 'N Now LLC to make rent payments under real estate leases for 19 units. Such obligations are also guaranteed by ICII.

  PRG Equity,L.LC. On April 14,1997, the Company organized PRG Equity, L.L.C., a Delaware limited liability company ("PRG Equity LLC"), for the purpose of making an equity investment in Pate Restaurant Enterprises, Ltd., a Florida limited partnership which owns and operates seven Hardee's units ("Pate Restaurant LP"). The Company owns all of the membership interests in and manages PRG Equity LLC. In April 1997, Franchise Mortgage LLC made seven loans to Pate Restaurant LP in the initial aggregate amount of $3.5 million. In connection with such loans, PRG Equity LLC acquired a 40% limited partner interest in Pate Restaurant LP. The loans bear interest at annual rates ranging from 9.94% to 10.79% and are due on dates ranging from November 1998 to May 2012. At December 31, 1998, the outstanding balance of such loans was $3.3 million. The other investors in Pate Restaurant LP have certain rights to purchase PRG Equity LLC's limited partner interest after the seventh anniversary of the acquisition, and PRG Equity LLC has certain rights to sell its limited partner interest to the other investors after the seventh anniversary of the acquisition.

 Certain Loans

  In connection with the purchase of certain of the assets and liabilities of the FMAC Division from Greenwich in June 1995, the Company assumed as a receivable a $410,000 unsecured non-interest bearing note made by Mr. Knyal in favor of Greenwich. The note was restructured in August 1997 to be payable in five annual installments of $82,000 commencing June 30, 1998 out of the bonus due to Mr. Knyal under his employment agreement with the Company.

  On July 15, 1997 the Company loaned Kevin T. Burke $170,000 for the purposes of assisting Mr. Burke to purchase a home. The loan is evidenced by a promissory note executed by Mr. Burke in favor of the Company that bears interest at an annual rate of 8%. On March 17, 1998, this loan was increased to $320,000 and is payable in one installment on June 30, 1999.

  On October 24, 1997 the Company loaned Donald Hakes $150,000 for the purposes of assisting Mr. Hakes to purchase a home. The loan is evidenced by a promissory note executed by Mr. Hakes in favor of the Company that bears interest at an annual rate of 8%. On March 17, 1998, this loan was increased to $170,000 and is payable in one installment on June 30, 1999.

 Other Matters

  Michael L. Matkins, a Director of the Company, is a partner in the law firm Allen, Matkins, Leck, Gamble & Mallory LLP, which provides legal services to the Company.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Exhibit
   Number  Exhibit Description
   ------- -------------------
    3.3*   Form of Articles of Incorporation of the Company.
    3.4*   Form of Bylaws of the Company.
    4.1*   Form of Specimen Common Stock Certificate.
   10.1*   Form of 1997 Stock Option, Deferred Stock and Restricted Stock Plan
           and Form of Option Agreement.
   10.2*   Form of Employment Agreement dated August 26, 1997 by and between the Company and Wayne L. Knyal.
   10.3**  Form of Asset Purchase Agreement dated March 9, 1998 by and among the Company and Bankers Mutual and Bankers Mutual Mortgage, Inc.
   10.4*** Form of Agreement and Plan of Merger and Reorganization dated March
           10, 1999, by and between the Company and Bay View Capital
           Corporation.
   10.5*** Form of Voting Agreement dated March 10, 1999, between the Company and Bay View Capital Corporation.
   23.1    Consent of Independent Auditors.
   27.1    Financial Data Schedule.

--------
* Incorporated by reference to, and all such Exhibits have the corresponding Exhibit number filed as part of, the Company's Registration Statement on Form S-1 (Commission File No. 333-34481) and Amendments No. 1, 2, and 3 filed with the SEC on August 27, 1997, October 10, 1997, October 24, 1997, and November 6, 1997, respectively.
** Incorporated by reference to Form 8-K filed with the SEC on April 13,1998. *** Incorporated by reference to Form 8-K filed with the SEC on March 12, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Franchise Mortgage Acceptance
                                           Company

                                          By       /s/ Wayne L. Knyal
                                          _____________________________________
                                                     Wayne L. Knyal
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
        /s/ Wayne L. Knyal           President, Chief Executive      March 31, 1999
____________________________________  Officer and Director
           Wayne L. Knyal             (Principal Executive
                                      Officer)


     /s/ Raedelle A. Walker          Executive Vice President and    March 31, 1999
____________________________________  Chief Financial Officer
         Raedelle A. Walker           (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

       /s/ H. Wayne Snavely          Chairman of the Board           March 31, 1999
____________________________________
          H. Wayne Snavely

       /s/ Ronald V. Davis           Director                        March 31, 1999
____________________________________
          Ronald V. Davis

       /s/ Perry A. Lerner           Director                        March 31, 1999
____________________________________
          Perry A. Lerner

     /s/ Richard J. Loughlin         Director                        March 31, 1999
____________________________________
        Richard J. Loughlin

       /s/ John E. Martin            Director                        March 31, 1999
____________________________________
           John E. Martin

     /s/ Michael L. Matkins          Director                        March 31, 1999
____________________________________
         Michael L. Matkins

      /s/ Brad S. Plantiko           Director                        March 31, 1999
____________________________________
          Brad S. Plantiko