Form 10-K/A
period 1998-12-31
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1999-04-22
CIK 1045007

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               FORM 10-K/A No. 1
Mark One
--------

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

     1888 Century Park East, Third Floor,
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

                                  Yes  X    No
                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this Form 10-K.
           ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on February 28, 1999 as reported on the NASDAQ National Market System, was approximately $89,716,618.

As of February 28, 1999, registrant had 28,760,557 shares of Common Stock outstanding.

The following documents are incorporated by reference into this report: None

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                        1998 FORM 10-K/A ANNUAL REPORT

        The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which was filed with the Commission on March 31, 1999, as set forth in the pages attached hereto:

        A. Part I, Item 3 of the Annual Report on Form 10-K is amended to reflect the most recent information available on the legal proceeding involving De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court.

        B. Part III, Item 12 of the Annual Report on Form 10-K is amended to reflect a correction to the Principal Stockholders and Ownership by Management section.

        C. Part IV, Item 14, Exhibit 23.1 of the Annual Report on Form 10-K is amended to reflect the most recent consent of independent auditors.

                                    PART I

Item 3.   LEGAL PROCEEDINGS

    The predecessor entity to Franchise Mortgage LLC, and Mr. Knyal, among others, were named as defendants in De Wald, et al. vs. Knyal, et al. filed on November 15, 1996 in Los Angeles County Superior Court. The complaint sought an accounting, monetary and punitive damages for alleged breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing and fraud arising from an alleged business relationship. On March 25, 1999, the Superior Court entered an order in connection with the action, a portion of which was stayed on March 29, 1999. The stayed portion included, among other things, an order to dissolve Franchise Mortgage Acceptance Co., L.P. ("FMACLP"), a partnership of which FLRT, Inc. is the general partner and which was formed in 1991 to originate and securitize franchise loans, and an order requiring an accounting by FLRT, Inc. and Mr. Knyal to the limited partners of FMACLP. The unstayed portion of the order includes a finding, among other things, that Mr. Knyal and FLRT, Inc. breached the FMACLP partnership agreement and that the limited partners of FMACLP have a right to a portion of the shares of the Company owned by FLRT, Inc. or Mr. Knyal, and of the proceeds realized from any sale of FLRT, Inc.'s or Mr. Knyal's Company shares after November 1997. The order also states that Mr. Knyal and FLRT, Inc. may not dispose of or encumber any shares of the Company held by either of them, and that Mr. Knyal may not dispose of or encumber any shares of FLRT, Inc. held by him.

    On April 6, 1999, a verdict was rendered in the Superior Court whereby Mr. Knyal and FLRT, Inc. were ordered to pay approximately $24.3 million in compensatory damages and $8 million in punitive damages for breach of fiduciary duty and fraud. Counsel to the predecessor entity and Mr. Knyal believe that the verdict is without basis, that reversible error occurred during the course of the trial and in connection with the rendering of the verdict and such counsel and Mr. Knyal intend to vigorously appeal the verdict. Although the Company is not a party to the action, Imperial Credit Industries, Inc. ("ICII"), Mr. Knyal and FLRT, Inc. have agreed to indemnify the Company against any and all liability that the Company and its stockholders (other than ICII, Mr. Knyal and FLRT, Inc.) may incur as a result of this lawsuit.

    The Company has been named as a defendant in other legal actions, which legal actions have arisen in the ordinary course of business, none of which management believes to be material.

                                   PART III

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


                                                                                 Amount and
                                                                                 Nature of
                                                                                 Beneficial           Percent
                             Beneficial Owner                                    Ownership           of Class
                             ----------------                                    ---------           --------
Imperial Credit Industries, Inc.(l)........................................      11,023,492            38.3%
FLRT, Inc. (2).............................................................       7,004,633            24.4
Wellington Management Company, LLP(3)......................................       2,047,750             7.1
Wayne L. Knyal(4)(5).......................................................       5,953,938            20.7
Kevin T. Burke(4)..........................................................               -             -
Thomas P. Kaplan(4)(6).....................................................          30,000             *
Peter A. Mozer(4)..........................................................               -             -
Raedelle Walker(4)(7)......................................................          11,000             *
H. Wayne Snavely(4)(6).....................................................          30,000             *
Ronald V. Davis(4)(6)......................................................          30,000             *
Perry A. Lerner(4)(6)......................................................          30,000             *
Richard J. Loughlin(4)(6)..................................................          35,000             *
John E. Martin(4)(6).......................................................          50,000             *
Michael L. Matkins(4)(6)...................................................          30,000             *
Brad S. Plantiko(4)........................................................               -             -
All Directors and Officers as a Group(12 Persons)(4)(8)....................       6,199,938            21.6

_____
  *  Less than 1.0%
(1) Imperial Credit Industries, Inc. may be reached at 23550 Hawthorne Boulevard, Building One, Suite 110, Torrance, California 90505.
(2) FLRT, Inc. may be reached through the Company at 1888 Century Park East, Third Floor, Los Angeles, California 90067.
(3) Based upon Schedule 13G filed with the Securities and Exchange Commission on February 8, 1999. Wellington Management Company, LLP ("WMC"), in its capacity as investment advisor, may be deemed to beneficially own the Company's shares which are held of record by clients of WMC. WMC may be reached at 75 State Street, Boston, Massachusetts 02109.
(4) Franchise Mortgage Acceptance Company and each of such persons may be reached at 1888 Century Park East, Third Floor, Los Angeles, California 90067.
(5) Wayne L. Knyal is deemed to beneficially own 85% of the shares of the Company's Common Stock held by FLRT, Inc.
(6) Includes 30,000 shares which the named beneficial owner has the right to acquire upon exercise of vested stock options.
(7) Includes 11,000 shares which Raedelle Walker has the right to acquire upon exercise of vested stock options.
(8) Includes a total of 221,000 shares which the Directors and Executive Officers have the right to acquire upon exercise of vested stock options.

  Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's Directors, officers and persons holding more than 10% of the Company's Common Stock are required to file forms reporting their beneficial ownership of the Company's Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company copies of the forms so filed. Based solely upon a review of copies of such forms filed with the Company, the Company believes that during 1998 its officers and Directors complied with the Section 16(a) filing requirements, except for the filing of one Form 3 by Brad S. Plantiko.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    Exhibit
     Number        Exhibit Description
     ------        -------------------
         23.1      Consent of Independent Auditors.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   /s/ Wayne L. Knyal
                                   ---------------------------------------
                                   Wayne L. Knyal
                                   President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                                      Date
          ---------                         -----                                      ----

/s/ Wayne L. Knyal               President, Chief Executive Officer               April 20, 1999
--------------------------          and Director
Wayne L. Knyal                   (Principal Executive Officer)


/s/ Raedelle A. Walker           Executive Vice President and                     April 20, 1999
--------------------------          Chief Financial Officer
Raedelle A. Walker               (Principal Financial Officer and
                                  Principal Accounting Officer)

/s/ H. Wayne Snavely             Chairman of the Board                            April 20, 1999
--------------------------
H. Wayne Snavely

/s/ Ronald V. Davis              Director                                         April 20, 1999
--------------------------
Ronald V. Davis

/s/ Perry A. Lerner              Director                                         April 20, 1999
--------------------------
Perry A. Lerner

/s/ Richard J. Loughlin          Director                                         April 20, 1999
--------------------------
Richard J. Loughlin

/s/ John E. Martin               Director                                         April 20, 1999
--------------------------
John E. Martin

/s/ Michael L. Matkins           Director                                         April 20, 1999
--------------------------
Michael L. Matkins

/s/ Brad S. Plantiko             Director                                         April 20, 1999
--------------------------
Brad S. Plantiko