Form 10-Q
period 1999-03-31
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1999-05-14
CIK 1045007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
Yes   X     No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

     Class                              Shares Outstanding at April 30, 1999
     ------------------------------     ------------------------------------
     Common Stock, $0.001 par value     28,781,552

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                Part I - Financial Information                                  Page
                                                ------------------------------                                  ----
Item 1     Consolidated Financial Statements
           ---------------------------------
                 Consolidated Balance Sheets - March 31, 1999 and December 31, 1998..........................    3

                 Consolidated Statements of Income - Three months ended March 31, 1999 and 1998..............    4

                 Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998..........    5

                 Notes to Consolidated Financial Statements..................................................    6

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations.............    11
           -------------------------------------------------------------------------------------

Item 3     Quantitative and Qualitative Disclosures About Market Risk........................................    16
           ----------------------------------------------------------

                                                 Part II - Other Information
                                                 ---------------------------

Items 1-6  Not Applicable
           --------------

           Signatures........................................................................................    18
           ----------


Forward-Looking Statements

  Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but are not limited to: regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, competition in the Company's existing and potential future lines of business, the ability of the Company to complete, on a timely basis, the necessary actions with respect to Year 2000 computer issues and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to materially differ from those projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                                         March 31,          December 31,
                                                                                         ---------          ------------
                                                                                           1999                 1998
                                                                                           ----                 ----
                                   ASSETS
Cash and cash equivalents.........................................................       $ 54,989             $ 33,425
Interest bearing deposits - restricted............................................          6,365                5,757
Securities available for sale.....................................................         16,664               16,818
Loans and leases held for sale....................................................        251,225              325,727
Loans and leases held for investment..............................................        154,329              162,928
Retained interest in loan securitizations.........................................         30,037               29,952
Servicing rights..................................................................         32,545               29,905
Premises and equipment, net.......................................................          6,968                6,854
Goodwill..........................................................................         49,670               37,353
Accrued interest receivable.......................................................          2,351                2,587
Other assets......................................................................         26,982               25,008
                                                                                         --------             --------
     Total assets.................................................................       $632,125             $676,314
                                                                                         ========             ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings........................................................................       $422,669             $483,763
Current income taxes payable......................................................          1,365                1,661
Deferred income taxes.............................................................         21,221               18,045
Other liabilities.................................................................         34,903               26,140
                                                                                         --------             --------
     Total liabilities............................................................        480,158              529,609
                                                                                         --------             --------

Commitments and contingencies

Minority interest in subsidiary...................................................             59                   (8)

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized; none
  issued and outstanding..........................................................             --                   --
  Common stock, $.001 par value; 100,000,000 shares authorized;
  28,760,557 shares issued and outstanding at March 31, 1999 and
  28,715,625 shares issued and outstanding at December 31, 1998...................             29                   29
  Additional paid-in capital......................................................        126,041              118,330
  Employee stock awards...........................................................         (7,631)                  --
  Retained earnings...............................................................         33,469               28,354
                                                                                         --------             --------
     Total stockholders' equity...................................................        151,908              146,713
                                                                                         --------             --------
     Total liabilities and stockholders' equity...................................       $632,125             $676,314
                                                                                         ========             ========


          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands, except income per share)

                                                                      Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                     1999           1998
                                                                     ----           ----
Revenue:
 Gain on sale of loans and leases.............................      $11,210        $16,741
                                                                    -------        -------
 Interest income..............................................        8,986         10,567
 Interest expense.............................................        6,337          6,365
                                                                    -------        -------
    Net interest income.......................................        2,649          4,202
                                                                    -------        -------
 Loan servicing income........................................        6,512          1,254
 Trading income...............................................        1,641             --
 Insurance services income....................................        1,127             --
 Other income (loss)..........................................          191            (42)
                                                                    -------        -------
    Total revenue.............................................       23,330         22,155
                                                                    -------        -------
Expense:
 Personnel....................................................        8,455          5,165
 Professional services........................................          492            596
 Travel.  ....................................................          844            567
 Business promotion...........................................          845            657
 Provision for losses.........................................          262              1
 Occupancy....................................................          823            356
 Goodwill amortization........................................          702            115
 General and administrative...................................        2,315          2,261
                                                                    -------        -------
    Total expense.............................................       14,738          9,718
                                                                    -------        -------
Income before income taxes and minority interest in
subsidiary....................................................        8,592         12,437
Minority interest in subsidiary...............................           67             --
Income taxes..................................................        3,410          5,223
                                                                    -------        -------
     Net income...............................................      $ 5,115        $ 7,214
                                                                    =======        =======

Basic income per share........................................      $  0.18        $  0.25
                                                                    =======        =======
Weighted average shares outstanding...........................       28,734         28,716
                                                                    =======        =======

Diluted income per share......................................      $  0.18        $  0.25
                                                                    =======        =======
Weighted average shares outstanding...........................       28,737         28,805
                                                                    =======        =======


          See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                            1999            1998
                                                                                            ----            ----
Cash flows from operating activities:
 Net income.........................................................................     $   5,115       $   7,214
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Depreciation and amortization................................................         1,689             338
       Decrease in accrued interest receivable......................................           236             655
       Provision for deferred income taxes..........................................         3,176           5,223
       Decrease in current income taxes payable.....................................          (296)           (869)
       Increase (decrease) in other liabilities and accrued interest payable........         8,763            (643)
       (Increase) decrease in other assets..........................................        (1,974)          6,583
       Increase in originated mortgage servicing rights.............................        (3,518)             --
       Loan and lease operations
           Loans and leases originated..............................................      (450,992)       (342,681)
           Loans sold to affiliates.................................................       248,049          19,038
           Provision for loan and lease losses......................................           188               1
           Principal reductions.....................................................        15,651           4,862
           Cash proceeds from loan sales and securitizations........................       270,040         183,324
                                                                                         ---------       ---------
 Net cash provided (used) by operating activities...................................        96,127        (116,955)
                                                                                         ---------       ---------

 Cash flows from investing activities:
       Purchases of premises and equipment..........................................          (756)           (945)
       Decrease (increase) in interest bearing deposits.............................          (608)            221
       Sale of securities available for sale........................................            --          22,870
       Proceeds from securities available for sale..................................           154              --
       Increase in retained interests in securitizations............................            --            (283)
       Proceeds from retained interests in securitizations..........................           613             621
       Increase in Goodwill due to Bankers Mutual earn-out..........................       (13,019)             --
       Increase in minority interest................................................            67              --
                                                                                         ---------       ---------
 Net cash provided (used) by investing activities...................................       (13,549)         22,484
                                                                                         ---------       ---------

 Cash flows from financing activities:
       Proceeds from issuance of common stock.......................................            80              --
       Increase (decrease) in borrowings............................................       (61,094)        148,262
                                                                                         ---------       ---------
 Net cash provided (used) by financing activities...................................       (61,014)        148,262
                                                                                         ---------       ---------

Net change in cash..................................................................        21,564          53,791
Cash at beginning of period.........................................................        33,425           7,335
                                                                                         ---------       ---------
Cash at end of period...............................................................     $  54,989       $  61,126
                                                                                         =========       =========


          See accompanying notes to consolidated financial statements

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the Offering, Imperial Credit Industries, Inc. ("ICII") and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock. On February 24, 1999, the Company issued an additional 44,932 shares of common stock to former employees of the Company.

  On March 10, 1999, Bay View Capital Corporation ("Bay View") and the Company executed an Agreement and Plan of Merger and Reorganization providing for the merger of the Company and Bay View. Following the merger, the Company will operate as a subsidiary of Bay View Bank. Consummation of the merger is subject to a number of closing conditions, including approval by both Bay View's and the Company's stockholders, obtaining necessary regulatory approvals and other closing conditions.

(2) Basis of Presentation

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the financial statements of Franchise Mortgage Acceptance Company and FMAC Golf Finance Group LLC. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include securities available for sale, loans and leases held for sale, loans and leases held for investment, retained interest in loan securitizations and servicing rights. Actual results could differ significantly from those estimates. Certain reclassifications were made to the prior year balances to conform with the current year presentation.

(3) Supplemental Disclosure of Cash Flow Information

  Cash paid for interest for the three months ended March 31, 1999 and 1998 was $9.0 million and $6.5 million, respectively. Cash paid for taxes for the three months ended March 31, 1999 and 1998 was $0.5 million and $0.9 million, respectively.

(4) Securities Available for Sale

  Securities available for sale consist of asset-backed securities issued by the Company. For the three months ended March 31, 1999 and the year ended December 31, 1998, activity in securities available for sale was as follows:

(In thousands)                              For the Three Months Ended March 31, 1999
                                            -----------------------------------------
                        Beginning     Face                   Cash       Hedging                    Ending
                         Balance     Amount    Discount    Received   (Gain) Loss      Sold       Balance
                         -------     ------    --------    --------   -----------      ----       -------
1998-CE(2)..........     $10,388    $     -    $     -       $   -    $         -    $      -     $10,388
1998-CF(2)..........       3,547          -          -           -              -           -       3,547
1998-1(3)...........       2,883          -          -        (154)             -           -       2,729
                         -------    -------    -------       -----    -----------    --------     -------
Totals..............     $16,818    $     -    $     -       $(154)   $         -    $      -     $16,664
                         =======    =======    =======       =====    ===========    ========     =======

                                              For the Year Ended December 31, 1998
                                              ------------------------------------
                        Beginning     Face                   Cash       Hedging                    Ending
                         Balance     Amount    Discount    Received   (Gain) Loss      Sold       Balance
                         -------     ------    --------    --------   -----------      ----       -------
1997-B(1)...........     $22,870    $     -    $     -       $   -    $         -    $(22,870)    $     -
1998-CE(2)..........           -     13,090     (2,702)          -              -           -      10,388
1998-CF(2)..........           -      5,610     (2,063)          -              -           -       3,547
1998-1(3)...........           -      3,301       (283)       (135)             -           -       2,883
                         -------    -------    -------       -----    -----------    --------     -------
Totals..............     $22,870    $22,001    $(5,048)      $(135)   $         -    $(22,870)    $16,818
                         =======    =======    =======       =====    ===========    ========     =======

_____
(1) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997 and was subsequently sold in March 1998.
(2) 1998-CE and 1998-CF represent the Class E and F certificates that were purchased by the Company as part of the 1998-C securitization.
(3) 1998-1 is the Class C certificate that was purchased by the Company as part of the 1998-1 equipment finance securitization.

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

  At March 31, 1999 and December 31, 1998, loans and leases held for sale consisted of the following:

  (In thousands)                                                               March 31,    December 31,
                                                                                 1999          1998
                                                                                 ----          ----
  Permanent commercial loans...............................................    $142,392        $149,222
  Multi-family loans.......................................................      43,950         119,599
  Loans in process.........................................................       2,772           7,410
  Equipment loans and leases...............................................      81,339          63,671
  Unearned lease income....................................................     (21,058)        (17,834)
  Allowance for loan and lease losses......................................        (588)           (445)
  Net deferred loan costs..................................................       1,302           2,198
  Margin and deferred net losses on futures contracts used to hedge
    loans and leases held for sale(1)......................................       1,116           1,906
                                                                               --------        --------
     Loans and leases held for sale........................................    $251,225        $325,727
                                                                               ========        ========

-----
(1) The deferred hedge loss is related to loans financed as part of FMAC Golf Finance Group LLC.

  Activity in valuation allowances for loans and leases held for sale for the three months ended March 31, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                           March 31,         December 31,
                                           1999                1998
                                           ----                ----
Balance, beginning of period.......        $ 445              $   998
Provisions.........................          143                1,699
Charge-offs........................            -                    -
Transfer of allowance to loans
  held for investment..............            -               (2,252)
                                           -----              -------
Balance, end of period.............        $ 588              $   445
                                           =====              =======

(6)  Loans and Leases Held for Investment

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

  At March 31, 1999 and December 31, 1998, loans and leases held for investment consisted of the following:

(In thousands)                               March 31,      December 31,
                                               1999            1998
                                               ----            ----
  Permanent commercial loans.............    $ 10,311        $  9,639
  Short-term commercial loans............     121,134         130,357
  Multi-family loans.....................      25,167          25,233
  Equipment loans and leases.............         598             598
  Allowance for loan and lease losses....      (2,988)         (2,988)
  Net deferred loan costs................         107              89
                                             --------        --------
     Loans and leases held for sale......    $154,329        $162,928
                                             ========        ========

  Non-accrual loans, including impaired loans, totaled $17.7 million and $17.1 million at March 31, 1999 and December 31, 1998, respectively.

  Activity in valuation allowances for loans and leases held for investment for the three months ended March 31, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                            March 31,        December 31,
                                            1999               1998
                                            ----               ----
Balance, beginning of period........       $2,988             $    -
Provisions (1)......................           45                736
Charge-offs.........................          (45)                 -
Transfer of allowance from loans
  held for sale.....................            -              2,252
                                           ------             ------
Balance, end of period..............       $2,988             $2,988
                                           ======             ======
------------
 (1) Does not include provisions for recourse liabilities for sold loans.


(7)  Retained Interest in Loan Securitizations

  Activity in retained interest in loan securitizations was as follows for the three months ended March 31, 1999 and the year ended December 31, 1998:

(In thousands)                              For the Three Months Ended March 31, 1999
                                            -----------------------------------------
                            Beginning         Bond       Cash        Discount      Valuation   Ending
                             Balance         Amount    Received    Accretion(2)    Allowance   Balance
                             -------         ------    --------    ------------    ---------   -------
1994-A..................     $ 1,281        $     -    $    (99)      $   50        $     -    $  1,232
1995-A..................         754              -           -           27              -         781
1996-A..................       6,196              -          (3)           -              -       6,193
1996-B..................         331              -           -            -              -         331
1997-A..................         379              -           -           10              -         389
1997-B..................         338              -           -            9              -         347
1997-C..................         295              -           -            7              -         302
1998-A..................         305              -           -            8              -         313
1998-B..................       3,628              -        (231)         177              -       3,574
1998-C..................       5,806              -        (280)         290              -       5,816
1998-1(1)...............       2,423              -           -            -              -       2,423
1998-D..................       9,666              -           -          120              -       9,786
Valuation Allowance.....      (1,450)             -           -            -              -      (1,450)
                             -------        -------    --------       ------        -------    --------
  Totals................     $29,952        $     -    $   (613)      $  698        $     -    $ 30,037
                             =======        =======    ========       ======        =======    ========

                                               For the Year Ended December 31, 1998
                                               ------------------------------------
                            Beginning         Bond       Cash        Discount      Valuation   Ending
                             Balance         Amount    Received    Accretion(2)    Allowance   Balance
                             -------         ------    --------    ------------    ---------   -------
1994-A..................     $ 1,599        $     -    $   (541)      $  223        $     -    $  1,281
1995-A..................         876              -        (241)         119              -         754
1996-A..................       6,626              -        (430)           -              -       6,196
1996-B..................         331              -           -            -              -         331
1997-A..................         344              -           -           35              -         379
1997-B..................         306              -           -           32              -         338
1997-C..................         266              -           -           29              -         295
1997-1(1)...............      11,704              -     (11,704)           -              -           -
1998-A..................           -            283           -           22              -         305
1998-B..................           -          3,652        (386)         362              -       3,628
1998-C..................           -          5,796        (280)         290              -       5,806
1998-1(1)...............           -          2,423           -            -              -       2,423
1998-D..................           -          9,666           -            -              -       9,666
Valuation Allowance.....        (400)             -           -            -         (1,050)     (1,450)
                             -------        -------    --------       ------        -------    --------
  Totals................     $21,652        $21,820    $(13,582)      $1,112        $(1,050)   $ 29,952
                             =======        =======    ========       ======        =======    ========

------------
(1)  Equipment Finance transaction.
(2) The weighted average discount rate on retained interests was 19.2% and 18.0% at March 31, 1999 and December 31, 1998, respectively.

(8)  Servicing Rights

  Activity in servicing rights for the three months ended March 31, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                                                           March 31,            December 31,
                                                                           1999                  1998
                                                                           ----                  ----
Balance, beginning of period.....................................         $29,905               $ 2,213
Originated.......................................................           3,546                 8,190
Purchased........................................................               -                     6
Amortization.....................................................            (906)               (2,291)
Acquired as a result of Bankers Mutual acquisition...............               -                21,787
                                                                          -------               -------
Balance, end of period...........................................         $32,545               $29,905
                                                                          =======               =======

(9)  Borrowings

  Borrowings consisted of the following at March 31, 1999 and December 31, 1998:

(dollars in thousands)
                                               Expiration
                  Lender                          Date                       Index
                  ------                          ----                       -----
Credit Suisse First Boston(1)(2)...........     12/31/99   One-month LIBOR plus 130 to 150 basis points

Morgan Stanley(1)..........................     12/30/99   One-month LIBOR plus 150 to 175 basis points

Banco Santander(1).........................     08/31/99   One-month LIBOR plus 175 basis points

Sanwa Bank(1)..............................     06/30/99   One-month LIBOR plus 160 basis points

Goldman Sachs Mortgage Company(1)..........     04/30/99   One-month LIBOR plus 100 basis points

Residential Funding Corporation(3).........     09/30/99   One-month LIBOR plus 100 basis points

Bank of America(1)(4)......................     05/28/99   Fixed rate

Residential Funding Corporation(5).........     05/31/99   One-month LIBOR plus 225 basis points

Other borrowings(6)........................

  Totals...................................

(dollars in thousands)                                     March 31, 1999                             December 31, 1998
                                                           --------------                             -----------------
                                               Interest      Commitment    Principal        Interest      Commitment     Principal
                  Lender                        Rate(7)        Amount     Outstanding        Rate(7)        Amount      Outstanding
                  ------                        -------        ------     -----------        -------        ------      -----------
Credit Suisse First Boston(1)(2)...........    6.24% to       $300,000      $ 72,199        6.38% to      $  300,000      $122,356
                                                  6.44%                                        6.58%

Morgan Stanley(1)..........................    6.44% to        300,000             -        6.58% to         300,000             -
                                                  6.69%                                        6.83%

Banco Santander(1).........................       6.69%         50,000        37,983           6.83%          50,000        34,669

Sanwa Bank(1)..............................       6.54%         25,000        24,839           6.68%          25,000        14,369

Goldman Sachs Mortgage Company(1)..........       5.94%        100,000        46,342           6.08%         100,000        46,989

Residential Funding Corporation(3).........       5.94%        100,000        52,867           6.08%         200,000       124,763

Bank of America(1)(4)......................       1.00%         35,000        15,092           1.00%          35,000        18,776

Residential Funding Corporation(5).........       7.19%         50,000        31,432           7.33%          50,000        31,432

Other borrowings(6)........................          -               -       141,915              -                -        90,409
                                                              --------      --------                      ----------      --------
  Totals...................................                   $960,000      $422,669                      $1,060,000      $483,763
                                                              ========      ========                      ==========      ========

---------
(1) The above borrowings are collateralized by franchise loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston requires the Company to obtain a capital infusion of $100 million by May 31, 1999. The Company is currently in the process of obtaining a temporary waiver of this covenant from CSFB until the Bay View merger is completed.
(3) The Residential Funding Corporation line of credit was temporarily increased from $100,000 to $200,000 until January 31,1999.
(4) The Bank of America line of credit has a fixed interest rate of 1.00% when the Company maintains minimum deposit requirements.
(5) The Residential Funding Corporation line of credit is collateralized by the Company's loan servicing portfolio.
(6) As of March 31, 1999, other borrowings includes $26.5 million of sold loans that have been accounted for as a financing, $50.1 million dollars of loans that have been financed through FMAC Star Fund, LLP, a $7.3 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral, $57.1 million related to a participation agreement with Bay View Bank, and a $0.8 million loan with Far East Bank. As of December 31, 1998, other borrowings includes $55.3 million of sold loans that have been accounted for as a financing at, $29.0 million dollars of loans that have been financed through FMAC Star Fund, LLP, and a $6.1 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral.
(7) The weighted average interest rate on borrowings was 6.10% and 6.96% at March 31, 1999 and December 31, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is a commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts and such other branded concepts such as service stations or convenience stores. The Company also engages in the business of originating and servicing multi-family income producing property loans. Additionally, the Company's insurance services subsidiary offers insurance products to businesses nationwide.

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC ("Franchise Mortgage LLC").

  On March 10, 1999, Bay View Capital Corporation ("Bay View") and the Company executed an Agreement and Plan of Merger and Reorganization providing for the merger of the Company and Bay View. Following the merger, the Company will operate as a subsidiary of Bay View Bank. Consummation of the merger is subject to a number of closing conditions, including approval by both Bay View's and the Company's stockholders, obtaining necessary regulatory approvals and other closing conditions.

Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

  Total revenues increased 5.3% to $23.3 million for the three months ended March 31, 1999 from $22.2 million for the comparable period in 1998. During the same periods, the Company's total expenses increased 51.7% to $14.7 million from $9.7 million. As a result, net income decreased 29.1% to $5.1 million for the three months ended March 31, 1999 as compared to $7.2 million in 1998.

  The increase in revenues was primarily attributable to a $5.3 million increase in servicing income, a $1.6 million increase in trading income, a $1.1 million increase in insurance brokerage fees, offset by a $5.5 million decrease in gain on sale of loans and leases, and a $1.6 million decrease in net interest income.

  For the three months ended March 31, 1999, the Company sold approximately $270.0 million of loans in four whole loan sales for a gain on sale of $9.2 million (of which $9.2 million was cash) as compared to $183.3 million of loans and leases sold in one securitization for a gain on sale of $14.5 million (of which $14.2 million was cash) for the three months ended March 31, 1998. Additionally, $2.0 million in net loan fees was recognized in the three months ended March 31, 1999 as compared to $2.2 million in 1998. The decreased gain on sale of loans was due to several factors, including the composition of loans in the securitizations and whole loan sales, the structure of the securitizations, as well as market conditions at the time of the securitization transactions.

  Net interest income decreased 37.0% to $2.6 million for the three months ended March 31, 1999 as compared to $4.2 million for the same period in 1998. This decrease is primarily due to the addition of the Multi-Family lending group which originates its loan products at a lower net interest spread than the Company's other lending groups.

  Loan servicing income increased 419.3% to $6.5 million for the three months ended March 31, 1999 as compared to $1.3 million for the same period in 1998. This was due to an increase in loans and leases serviced which resulted from the securitizations and whole loan sales 1998 with servicing rights retained by the Company as well as an increase of serviced loans directly related to the addition of Multi-Family Finance Group.

  Trading income for the three months ended March 31, 1999 was $1.6 million. This income is recorded directly through operations as the Company's financial instruments used to hedge its loans and leases are classified as trading. Prior to December 31, 1998, the Company deferred its hedge gains and losses and recorded them as an addition or reduction to the gain on sale.

  The Company also recorded $1.1 million in insurance brokerage fee income for the three months ended March 31, 1999. There was no insurance brokerage fee income for the same period of 1998 because the Company did not begin marketing insurance products until the third quarter of 1998.

  Total expenses increased 51.7% to $14.7 million for the year ended March 31, 1999 as compared to $9.7 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan and lease originations as well as the addition of the Multi-Family Finance Group. Personnel expenses increased 63.7% to $8.5 million due to the aforementioned as well as the amortization of the employee stock awards, professional services decreased 17.4% to $0.5 million, travel increased 48.9% to $0.8 million, business promotion increased 28.5% to $0.8 million, provision for losses increased $0.3 million, occupancy increased 131.1% to $0.8 million, goodwill amortization increased 510.8% to $0.7 million and general and administrative expenses increased 2.4% to $2.3 million for the three months ended March 31, 1999 as compared to the same period in 1998.

Liquidity and Capital Resources

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. Warehouse lines of credit, repurchase facilities and working capital lines of credit at March 31, 1999 and December 31, 1998 consisted of the following:

(In thousands)                                                     March 31, 1999            December 31, 1998
                                                                   --------------            -----------------
                                                 Expiration   Commitment    Principal    Commitment     Principal
                   Lender                           Date        Amount     Outstanding     Amount      Outstanding
                   ------                           ----        ------     -----------     ------      -----------
Credit Suisse First Boston(1)(2).............     12/31/99     $300,000      $ 72,199    $  300,000      $122,356
Morgan Stanley(1)............................     12/30/99      300,000             -       300,000             -
Banco Santander(1)...........................     08/31/99       50,000        37,983        50,000        34,669
Sanwa Bank(1)................................     06/30/99       25,000        24,839        25,000        14,369
Goldman Sachs Mortgage Company(1)(3).........     04/30/99      100,000        46,342       100,000        46,989
Residential Funding Corporation(1)(4)........     09/30/99      100,000        52,867       200,000       124,763
Bank of America(1)...........................     05/28/99       35,000        15,092        35,000        18,776
Residential Funding Corporation..............     05/31/99       50,000        31,432        50,000        31,432
Other Borrowings(5)..........................                         -       141,915             -        90,409
                                                               --------      --------    ----------      --------
  Totals.....................................                  $960,000      $422,669    $1,060,000      $483,763
                                                               ========      ========    ==========      ========

_____
(1) The above borrowings are collateralized by the Company's loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston ("CSFB") requires the Company to obtain a capital infusion of $100 million by May 31, 1999. The Company is currently in the process of obtaining a temporary waiver of this covenant from CSFB until the Bay View merger is completed.
(3) The warehouse line of credit with Goldman Sachs Mortgage Company is used to fund loans through FMAC Golf Finance Group LLC.
(4) The Residential Funding Corporation line of credit was temporarily increased from $100 million to $200 million until January 31,1999.
(5) As of March 31, 1999, other borrowings includes $26.5 million of sold loans that have been accounted for as a financing, $50.1 million dollars of loans that have been financed through FMAC Star Fund, LLP, a $7.3 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral, $57.1 million related to a participation agreement with Bay View Bank, and a $0.8 million loan with Far East Bank. As of December 31, 1998, other borrowings includes $55.3 million of sold loans that have been accounted for as a financing at, $29.0 million dollars of loans that have been financed through FMAC Star Fund, LLP, and a $6.1 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral.

  The above facilities, with the exception of Bank of America, have variable interest rates based on London Interbank Offered Rate ("LIBOR") plus a spread. The line of credit with Bank of America has a fixed interest rate of 1.00% when minimum deposit requirements are maintained. The weighted average interest rate on the outstanding principal balances of these facilities was 6.10% and 6.96% at March 31, 1999 and December 31, 1998, respectively.

  The Company also has a master purchase and sale agreement with Southern Pacific Bank (''SPB"), a wholly owned subsidiary of Imperial Credit Industries, Inc. ("ICII") to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the three months ended March 31, 1999 and year ended December 31, 1998, loans originated for SPB (and not repurchased), including participations, totaled approximately $0 and $26.5 million, respectively.

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

  For the three months ended March 31, 1999, net cash provided by operating activities was $179.0 million. This excludes cash provided by net loan origination activities of $82.9 million, which was primarily attributable to the sale of $518.1 million of the Company's loans. For the three months ended March 31, 1998, net cash provided by operating activities was $18.5 million, exclusive of cash used in net loan origination activities of $135.5 million.

  For the three months ended March 31, 1999, net cash used in investing activities was $13.5 million, which was primarily attributable to payment of $13.0 million to Bankers Mutual and Bankers Mutual Mortgage Inc. (together "Bankers") according to the earn-out clause of the Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers, and the holders of the outstanding shares of Bankers. For the three months ended March 31, 1998, net cash provided by investing activities was $22.3 million, which was primarily attributable to the sale of a $22.9 million security, which was related to the Company's 1997-B securitization.

  For the three months ended March 31, 1999, net cash used in financing activities was $61.0 million, which was primarily attributable to decreased amounts of warehouse line borrowings resulting from the above referenced sales of loans during the period. For the three months ended March 31, 1998, net cash provided by financing activities was $148.3 million, which was primarily attributable to an increase in borrowings from warehouse lines of credit to finance loan originations during the period.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next 12 months if the Company's future operations are consistent with management's expectations. However, the Company is dependent upon its ability to sell and securitize its loans as well as access warehouse lines of credit and repurchase facilities to fund new loan originations. The Company currently expects to be able to maintain existing warehouse lines of credit and repurchase facilities as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be available on favorable terms, if at all.

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

  The Company is committed to ensuring that all of its computer systems and operations are Y2K ready. Further, the Company is making such efforts, as it deems appropriate, to determine that its value chain participants will also be Y2K ready. The Company has established its Year 2000 Readiness and Compliance Project ("Y2K Project") as a major project internally, and as such has full support from the Company's senior management and Board of Directors. Project awareness is continuously being performed through meetings and documented communications. The Company is committing the necessary internal and external resources along with the necessary budgets to ensure successful completion of the Y2K Project.

  The Company has organized a Y2K Project Steering Committee that includes members of all Company operations groups. There is a dedicated Y2K Project Core Team made up of full time internal and external resources to perform all necessary project tasks. In addition, the Company has retained the services of an outside independent consulting firm to assist on the project and provide objective guidance. Both the Y2K Project Steering Committee and the Y2K Project Core Team meet regularly to review progress.

  The Company has developed a comprehensive strategic plan for its Y2K Project. The plan consists of the following three major phases: Phase I covers awareness and impact assessment of all internal systems, which commenced in September 1998 and will continue until the Y2K Project is completed; Phase II covers testing and remediation of all mission critical systems, which commenced in January 1999 and concluded in April 1999; Phase III covers testing and remediation of all non-mission critical systems, which commenced in December 1998 and is projected to conclude in June 1999.

  The Company's plan is comprehensive, including an assessment and compliance review of the following:

    . Internal hardware and software systems, including data interchange with external systems
    . Value chain participants
    . Business infrastructure
    . Customers, including Y2K readiness of potential new customers

  Borrower assessments are currently underway, with the mission critical borrower assessments to be completed by May 1999 and all others by September 1999. Currently, the Company has not identified any critical Y2K issues with either its value chain participants or its borrowers.

  The Company has established dedicated budgets for its Y2K Project. Currently, the projected total cost of the Y2K Project is approximately $1.0 million but is subject to change if any unanticipated situations arise. Any expenses related to Y2K issues are being expensed as incurred. As of April 30, 1999, the Company has incurred approximately $327,000 in Y2K Project related expenditures.

  The Company has completed a preliminary assessment of internal computer systems and believes that there is an effective program in place to resolve the Y2K issue in an accurate and timely manner. Consequently, the Company anticipates that the costs associated with Y2K compliance of internal systems will not be material. However, the Company has not yet determined the materiality of its relations with third parties and therefore cannot yet determine costs that will result as a consequence of the Company's external operations.

  Subject to completion of final assessments, the risks associated with the Company's internal Y2K issues do not appear to be material due to the current compliance status of most all hardware and the vendor assurances on the third-party supplied software systems. Risks related to third-party business partners and borrowers are not completely known at this time. The Company's ongoing Awareness and Impact Assessment phase will result in the identification of substantially all Y2K related risks in these areas. There can be no guarantee that the systems of other organizations on which the Company's systems rely will be Y2K compliant or will be compatible with the Company' systems, each of which could have a material adverse effect on the Company.

  The Company is currently building specific contingency plans as they relate to the Y2K issues. A formal process is currently underway to address all determined business risks in a comprehensive contingency plan. This plan will address all system, facilities, business partner and borrower areas as they specifically relate to the Y2K risks that are identified.

  The Company is working to identify and analyze the most reasonably likely worst case scenarios for third-party relationships affected by the Y2K issues. These scenarios could include possible infrastructure collapse, unforeseen product shortages, major transportation disruptions, any one of which could have major and material effects on the Company's business. While the Company is developing contingency plans to address most issues under its control, an infrastructure problem outside of its control could result in a delay in the Company's delivering its products and services depending on the nature and severity of the problems.

  Although the Company is dedicating substantial resources towards obtaining Y2K readiness, there is no assurance that it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments, identify, develop and implement remediation plans believed to be adequate, and develop contingency plans, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company. The estimates and conclusions herein are forward-looking statements and are based on management's best estimates of future events. Risks of completing the plan include the availability of resources, the ability to discover and correct potential Y2K sensitive problems which could have a serious impact on certain operations and the ability of the Company's service providers to bring their systems into Y2K compliance. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates. The Company's Y2K efforts are continual and the Y2K Project will evolve, as new information becomes available.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Quantitative Information about Interest Rate Risk

  The following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at March 31, 1999:


                                                                                                               Total        Fair
(Dollars in thousands)               1999         2000        2001       2002        2003      Thereafter     Balance       Value
                                     ----         ----        ----       ----        ----      ----------     -------       -----
Interest-sensitive assets:

Loans held for sale
   Permanent commercial loans....  $ 16,935     $   147     $ 5,083     $    -     $   246      $119,981     $142,392     $142,392
       Average interest rate.....      9.93%       8.75%       9.43%         -       11.60%         9.45%        9.51%

   Multi-family loans............         -           -           -          -           -        43,950       43,950       43,950
       Average interest rate.....         -           -           -          -           -          6.94%        6.94%

   Equipment loans and leases....         -          33         727      3,069       6,011        50,441       60,281       60,281
       Average interest rate.....         -       10.69%      11.52%     12.30%      11.99%        11.03%       11.20%

Loans held for investment
   Permanent commercial loans....     1,000       2,500           -          -           -         6,330        9,830        9,830
       Average interest rate.....     10.69%       9.47%          -          -           -         10.67%       10.37%

   Short-term commercial loans...    98,018      17,838           -          -           -         3,786      119,642      119,642
       Average interest rate.....      9.43%       8.66%          -          -           -          9.36%        9.31%

   Multi-family loans............         -           -           -          -           -        25,167       25,167       25,167
       Average interest rate.....         -           -           -          -           -          6.81%        6.81%

   Equipment loans and leases....         -           -           -        114         126           176          416          416
       Average interest rate.....         -           -           -      12.75%      10.75%        14.49%       13.09%

Securities available for sale(1).     1,722       2,047       1,746      1,411       1,330         8,408       16,664       16,664

Retained interest in loan
 securitizations(2)..............     3,638       3,309       2,956      1,980       1,453        16,701       30,037       30,037

Servicing rights.................     3,006       3,866       3,521      3,207       3,086        15,859       32,545       32,545
                                   -----------------------------------------------------------------------------------------------
Total interest-sensitive assets..  $124,319     $29,740     $14,033     $9,781     $12,252      $290,799     $480,924     $480,924
                                   ===============================================================================================

Interest-sensitive liabilities:

Borrowings.......................  $422,669     $     -     $     -     $    -     $     -      $      -     $422,669     $422,669
       Average interest rate.....      6.10%          -           -          -           -             -         6.10%
                                   -----------------------------------------------------------------------------------------------
Total interest-sensitive
 liabilities.....................  $422,669     $     -     $     -     $    -     $     -      $      -     $422,669     $422,669
                                   ===============================================================================================

--------
(1) As of March 31, 1999, the weighted average interest rate on securities held for sale was 8.82%.
(2) Future cash flows from retained interest are dependent upon actual credit losses and prepayment speed of the loans underlying the security. The Company applies a discount rate to the expected cash flows of each retained interest which includes estimated credit losses, prepayment speed and time value of money. As of March 31, 1999, the weighted average discount rate used on the retained interests was 19.19% with 8.96% weighted average accretion of income.

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

  The Company's profits depend, in part, on the difference, or ''spread,'' between the effective rate of interest received by the Company on the loans it originates or purchases and the interest rates payable by the Company under its warehouse financing facilities or for securities issued in its securitizations. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated or purchased until the closing of the sale or securitization of such loans.

  The Company is required by its warehouse lending facilities to hedge all of its fixed-rate principal loan balances securing such facilities. The Company's hedging strategy normally includes selling U.S. Treasury futures in such amounts and maturities as to effectively hedge the interest rate volatility of its portfolio. The Company does not maintain naked or leveraged hedge positions.

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


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY



Date:  May 12, 1999           By: /s/  Raedelle Walker
                                  --------------------------------------------
                                  Raedelle Walker
                                  Executive Vice President and Chief Financial
                                   Officer
                                  (Principal Financial Officer and
                                   Principal Accounting Officer)