Form 10-Q
period 1999-06-30
FRANCHISE MORTGAGE ACCEPTANCE CO
filed 1999-08-20
CIK 1045007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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
Yes   X     No
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


     Class                                 Shares Outstanding at July 31, 1999
     ------------------------------        -----------------------------------

     Common Stock, $0.001 par value        28,781,552

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                         Part I - Financial Information                                                         Page
                         ------------------------------                                                         ----

Item 1      Consolidated Financial Statements
            ---------------------------------
               Consolidated Balance Sheets - June 30, 1999 and December 31, 1998...........................       3

               Consolidated Statements of Operations and Comprehensive Loss - Three months ended June 30,         4
               1999 and 1998 and six months ended June 30, 1999 and 1998...................................

               Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998.............       5

               Notes to Consolidated Financial Statements..................................................       6

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations..........      12
            -------------------------------------------------------------------------------------
Item 3      Quantitative and Qualitative Disclosures About Market Risk..................................         18
            ----------------------------------------------------------

                                            Part II - Other Information
                                            ---------------------------

Item 1      Legal Proceedings...........................................................................         20
            -----------------

Items 2-6   Not Applicable
            --------------

            Signatures..................................................................................         21
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

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                       (In thousands, except share data)

                                                                           June 30,    December 31,
                                                                             1999         1998
                                                                             ----         ----
                                    ASSETS
Cash and cash equivalents.............................................     $ 21,496      $ 33,425
Interest bearing deposits - restricted................................        6,140         5,757
Securities available for sale.........................................       14,388        16,818
Loans and leases held for sale........................................      352,496       325,727
Loans and leases held for investment..................................      138,776       162,928
Retained interest in loan securitizations.............................       28,938        29,952
Servicing rights......................................................       34,132        29,905
Premises and equipment, net...........................................        6,632         6,854
Goodwill..............................................................       48,735        37,353
Accrued interest receivable...........................................        1,942         2,587
Other assets..........................................................       29,539        25,008
                                                                           --------      --------
     Total assets.....................................................     $683,214      $676,314
                                                                           ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings............................................................     $496,035      $483,763
Current income taxes payable..........................................        1,576         1,661
Deferred income taxes.................................................       16,402        18,045
Other liabilities.....................................................       24,451        26,140
                                                                           --------      --------
     Total liabilities................................................      538,464       529,609
                                                                           --------      --------

Commitments and contingencies

Minority interest in subsidiary.......................................         (897)           (8)

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized; none
  issued and outstanding..............................................           --            --
  Common stock, $.001 par value; 100,000,000 shares authorized;
  28,781,552 shares issued and outstanding at June 30, 1999 and
  28,715,625 shares issued and outstanding at December 31, 1998.......           29            29
  Additional paid-in capital..........................................      126,193       118,330
  Employee stock awards...............................................       (7,313)           --
  Accumulated other comprehensive loss:
    Unrealized loss on securities available for sale, net of tax......       (1,500)           --
  Retained earnings...................................................       28,238        28,354
                                                                           --------      --------
     Total stockholders' equity.......................................      145,647       146,713
                                                                           --------      --------
     Total liabilities and stockholders' equity.......................     $683,214      $676,314
                                                                           ========      ========

         See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)
                (In thousands, except income (loss) per share)

                                                                     Three Months Ended              Six Months Ended
                                                                           June 30,                      June 30,
                                                                           --------                      --------
                                                                    1999            1998           1999            1998
                                                                   -------         -------        -------         -------
Revenue:
 Gain on sale of loans and leases...........................       $ 7,158         $22,917        $18,368         $39,238
                                                                   -------         -------        -------         -------
 Interest income............................................        10,269          14,958         19,255          25,525
 Interest expense...........................................         6,131          11,081         12,468          17,446
                                                                   -------         -------        -------         -------
    Net interest income.....................................         4,138           3,877          6,787           8,079
                                                                   -------         -------        -------         -------
 Loan servicing income......................................         5,286           4,614         11,798           5,868
 Trading income.............................................         1,822             --           3,463             --
 Insurance services income..................................           193             --           1,320             --
 Other income (loss)........................................        (1,711)            201         (1,520)            579
                                                                   -------         -------        -------         -------
    Total revenue...........................................        16,886          31,609         40,216          53,764
                                                                   -------         -------        -------         -------
Expense:
 Personnel..................................................         8,342           8,016         16,797          13,181
 Professional services......................................         1,353             929          1,845           1,525
 Travel.  ..................................................           886             931          1,730           1,498
 Business promotion.........................................         1,006           1,151          1,851           1,808
 Provision for losses.......................................         9,947             633         10,209             633
 Occupancy..................................................           933             663          1,756           1,018
 Goodwill amortization......................................           935             702          1,637             817
 General and administrative.................................         3,158           1,509          5,473           3,772
                                                                   -------         -------        -------         -------
    Total expense...........................................        26,560          14,534         41,298          24,252
                                                                   -------         -------        -------         -------
Income (loss) before income taxes and minority interest in
 subsidiary.................................................        (9,674)         17,075         (1,082)         29,512
Minority interest in subsidiary.............................          (956)            110           (889)            110
Income taxes (tax benefit)..................................        (3,487)          7,126            (77)         12,349
                                                                   -------         -------        -------         -------
     Net income (loss)......................................       $(5,231)        $ 9,839        $  (116)        $17,053
                                                                   =======         =======        =======         =======

Basic income (loss) per share...............................       $ (0.18)        $  0.34        $  0.00         $  0.59
                                                                   =======         =======        =======         =======
Weighted average shares outstanding.........................        28,780          28,716         28,757          28,716
                                                                   =======         =======        =======         =======

Diluted income (loss) per share.............................       $ (0.18)        $  0.34        $  0.00         $  0.59
                                                                   =======         =======        =======         =======
Weighted average shares outstanding.........................        28,780          29,100         28,757          28,762
                                                                   =======         =======        =======         =======

Net income (loss)...........................................       $(5,231)        $ 9,839        $  (116)        $17,053
Other comprehensive loss:
 Unrealized loss on securities available for sale, net of
  tax.......................................................        (1,500)            --          (1,500)            --
                                                                   -------         -------        -------         -------
Comprehensive loss..........................................       $(6,731)        $ 9,839        $(1,616)        $17,053
                                                                   =======         =======        =======         =======

         See accompanying notes to consolidated financial statements.

                     FRANCHISE MORTGAGE ACCEPTANCE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                            1999             1998
                                                                                            ----             ----
Cash flows from operating activities:
  Net income (loss)..................................................................    $    (116)       $  17,053
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation, amortization and discount accretion................................        2,589            2,059
    (Increase) decrease in accrued interest receivable...............................          645           (6,590)
    Increase (decrease) in deferred income taxes.....................................         (643)          12,394
    Decrease in current income taxes payable.........................................          (85)              --
    Increase (decrease) in other liabilities and accrued interest payable............       (7,208)          14,577
    (Increase) decrease in other assets..............................................       (4,531)           5,571
    Increase in valuation allowance for retained interest in loan securitizations....          458              --
    Increase in originated mortgage servicing rights.................................       (6,127)             --
    Loan and lease operations
      Loans and leases originated....................................................     (908,872)        (879,266)
      Loans sold to affiliates.......................................................      487,907          157,348
      Provision for loan and lease losses, net of write-offs.........................        9,122              910
      Principal reductions...........................................................       79,370           41,797
      Cash proceeds from loan sales and securitizations..............................      329,607          448,972
                                                                                         ---------        ---------
  Net cash used in operating activities..............................................      (17,884)        (185,175)
                                                                                         ---------        ---------

  Cash flows from investing activities:
    Purchases of premises and equipment..............................................       (1,100)          (2,689)
    Increase in interest bearing deposits............................................         (383)            (218)
    Sale of securities available for sale............................................          --            22,870
    Proceeds from securities available for sale......................................        1,094              398
    Increase in retained interests in securitizations................................          --            (3,935)
    Proceeds from retained interests in securitizations..............................        1,951              444
    Purchase of servicing rights.....................................................          --            (1,180)
    Purchase of Bankers Mutual.......................................................          --           (63,028)
    Increase in Goodwill due to Bankers Mutual earn-out..............................       (7,500)             --
    Increase (decrease) in minority interest in subsidiary...........................         (889)             110
                                                                                         ---------        ---------
  Net cash used in investing activities..............................................       (6,827)         (47,228)
                                                                                         ---------        ---------

  Cash flows from financing activities:
    Proceeds from issuance of common stock...........................................          510              --
    Increase in borrowings...........................................................       12,272          231,161
                                                                                         ---------        ---------
  Net cash provided by financing activities..........................................       12,782          231,161
                                                                                         ---------        ---------

Net change in cash...................................................................      (11,929)          (1,242)
Cash at beginning of period..........................................................       33,425            7,335
                                                                                         ---------        ---------
Cash at end of period................................................................    $  21,496        $   6,093
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

  Immediately prior to the Offering, Franchise Mortgage LLC merged into Franchise Mortgage Acceptance Company, a Delaware corporation which was incorporated in August 1997 for the purpose of succeeding to the business of Franchise Mortgage LLC. As part of the Offering, Imperial Credit Industries, Inc. ("ICII") and FLRT, Inc. collectively sold to the public 4,062,500 shares of Company common stock at $18.00 per share. Subsequent to the sales of common stock described above, ICII owned 38.4% and FLRT, Inc. owned 21.6% of the Company's outstanding shares of common stock. On February 17, 1999, the Company granted 1,189,500 shares of restricted common stock to certain employees, which vest over the next eight years and fully vest upon the effective date of the merger with Bay View Capital Corporation ("Bay View"). On February 24, 1999, the Company issued an additional 44,932 shares of common stock to former employees of the Company. On April 7, 1999, the Company issued 20,995 shares of common stock to certain employees.

  On March 11, 1999, Bay View and the Company executed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") providing for the merger of the Company and Bay View. Under the terms of the Merger Agreement, Bay View will acquire all of the Company's common stock for consideration valued at approximately $309 million. Each share of the Company's common stock will be exchanged for, at the election of its holder, either $10.25 in cash or 0.5125 shares of Bay View's common stock. The Company's stockholder elections are subject to the aggregate number of shares of the Company's common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of the Company's common stock outstanding immediately prior to closing the transaction and no Company stockholder owning more than 9.99% of Bay View's common stock after the merger, other than any former Company stockholder who had been expressly approved by the appropriate banking regulatory authorities to own more than 9.99% of Bay View's common stock. The Merger Agreement also provides for additional payments of up to $30 million in connection with the earn-out provision of the Company's April 1998 purchase of Bankers Mutual, $7.5 million of which was paid by the Company during the second quarter of 1999. The Company and Bay View are currently in discussions regarding a possible restructuring of the transaction to increase the primary equity component of the consideration price. During the second quarter of 1999, Bay View received regulatory approval for the merger from the Federal Reserve Bank and on August 18, 1999, Bay View received approval by the Office of the Comptroller of the Currency. The acquisition, which is subject to approval by both the Company's and Bay View's stockholders, is expected to close by the end of the third quarter or the beginning of the fourth quarter of 1999.

  On April 30, 1999, the Company sold certain of its assets relating to its Equipment Finance Group to Federated Capital Corporation ("Federated"). As a condition of this agreement, Federated will service the Company's current equipment finance transactions and act as sub-servicer on the Company's 1998-1 securitization. The Company will still offer equipment loans to its borrowers, however, it will do so through its other operating units.

(2) Basis of Presentation

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The consolidated financial statements include the financial statements of Franchise Mortgage Acceptance

Company and FMAC Golf Finance Group LLC ("Golf JV"). All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenues and expenses for the periods presented. Significant balance sheet accounts which could be materially affected by such estimates include securities available for sale, loans and leases held for sale, loans and leases held for investment, retained interest in loan securitizations and servicing rights. Actual results could differ significantly from those estimates. Certain reclassifications were made to the prior year balances to conform with the current year presentation.

(3) Supplemental Disclosure of Cash Flow Information

     Cash paid for interest for the six months ended June 30, 1999 and 1998 was $16.3 million and $12.8 million, respectively. Cash paid for taxes for the six months ended June 30, 1999 and 1998 was $1.7 million and $0.7 million, respectively. For the six months ended June 30, 1999, the Company recorded $1.5 million of unrealized losses on securities available for sale, net of tax.

(4) Securities Available for Sale

     Securities available for sale consist of asset-backed securities issued by the Company. For the six months ended June 30, 1999 and the year ended December 31, 1998, activity in securities available for sale was as follows:

(In thousands)                                    For the Six Months Ended June 30, 1999
                                                  --------------------------------------
                       Beginning     Face                   Cash      Discount                 Unrealized    Ending
                        Balance     Amount    Discount    Received    Accretion      Sold         Loss      Balance
                       ---------   --------   ---------   ---------   ---------   ----------                --------
1998-CE(1)..........    $10,388     $    -     $      -    $  (567)     $  815       $  -       $(2,000)     $ 8,636
1998-CF(1)..........      3,547          -            -       (243)        349          -          (500)       3,153
1998-1(2)...........      2,883          -            -       (284)          -          -             -        2,599
                        -------     ------     --------    -------      ------       ----       -------      -------
Totals..............    $16,818     $    -     $      -    $(1,094)     $1,164       $  -       $(2,500)     $14,388
                        =======     ======     ========    =======      ======       ====       =======      =======

                                                   For the Year Ended December 31, 1998
                                                   ------------------------------------
                       Beginning     Face                   Cash      Discount                 Unrealized    Ending
                        Balance     Amount    Discount    Received    Accretion      Sold         Loss      Balance
                       ---------   --------   ---------   ---------   ---------   ----------                --------
1997-B(3)...........    $22,870     $     -    $     -      $   -     $       -    $(22,870)   $        -    $     -
1998-CE(1)..........          -      13,090     (2,702)         -             -           -             -     10,388
1998-CF(1)..........          -       5,610     (2,063)         -             -           -             -      3,547
1998-1(2)...........          -       3,301       (283)      (135)            -           -             -      2,883
                        -------     -------    -------      -----     ---------    --------    ----------    -------
Totals..............    $22,870     $22,001    $(5,048)     $(135)    $       -    $(22,870)   $        -    $16,818
                        =======     =======    =======      =====     =========    ========    ==========    =======

_____
(1) 1998-CE and 1998-CF represent the Class E and F certificates that were purchased by the Company as part of the 1998-C securitization.
(2) 1998-1 is the Class C certificate that was purchased by the Company as part of the 1998-1 equipment finance securitization.
(3) 1997-B is an interest-only strip that was purchased from CS First Boston in December 1997 and was subsequently sold in March 1998.

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

     At June 30, 1999 and December 31, 1998, loans and leases held for sale consisted of the following:

(In thousands)                                                                                            June 30,      December 31,
                                                                                                            1999           1998
                                                                                                            ----           ----
  Permanent commercial loans(1).......................................................................    $235,409       $149,222
  Multi-family loans..................................................................................      60,096        119,599
  Loans in process....................................................................................       3,496          7,410
  Equipment loans and leases..........................................................................      74,832         63,671
  Unearned lease income...............................................................................     (20,256)       (17,834)
  Allowance for loan and lease losses.................................................................        (699)          (445)
  Net deferred loan costs.............................................................................           1          2,198
  Margin and deferred net (gains) losses on futures contracts used to hedge loans and leases held for
  sale(2).............................................................................................        (383)         1,906
                                                                                                          --------       --------
     Loans and leases held for sale...................................................................    $352,496       $325,727
                                                                                                          ========       ========

-------------
(1) Includes $80.2 million in loans repurchased from Bay View, which were subsequently sold back to Bay View on June 29, 1999.
(2) The deferred hedge (gain) loss is related to loans financed as part of the Golf JV.

     Activity in valuation allowances for loans and leases held for sale for the six months ended June 30, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                                                       June 30,            December 31,
                                                                       1999                 1998
                                                                       ----                 ----
Balance, beginning of period.................................          $ 445              $   998
Provisions...................................................            254                1,699
Charge-offs..................................................              -                    -
Transfer of allowance to loans held for investment...........              -               (2,252)
                                                                       -----              -------
Balance, end of period.......................................          $ 699              $   445
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

     At June 30, 1999 and December 31, 1998, loans and leases held for investment consisted of the following:

(In thousands)                                                                                  June 30,      December 31,
                                                                                                  1999            1998
                                                                                                  ----            ----
  Permanent commercial loans................................................................    $ 47,842        $  9,639
  Short-term commercial loans...............................................................      99,754         130,357
  Multi-family loans........................................................................           -          25,233
  Equipment loans and leases................................................................       3,088             598
  Allowance for loan and lease losses.......................................................     (11,856)         (2,988)
  Net deferred loan (fees) costs............................................................         (52)             89
                                                                                                --------        --------
     Loans and leases held for sale.........................................................    $138,776        $162,928
                                                                                                ========        ========

     Non-accrual loans, including impaired loans, totaled $13.7 million and $17.1 million at June 30, 1999 and December 31, 1998, respectively.

     Activity in valuation allowances for loans and leases held for investment for the six months ended June 30, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                                                       June 30,          December 31,
                                                                      1999                1998
                                                                      ----                ----
Balance, beginning of period.................................        $ 2,988             $    -
Provisions(1)................................................          9,259                736
Charge-offs..................................................           (391)                 -
Transfer of allowance from loans held for sale...............              -              2,252
                                                                     -------             ------
Balance, end of period.......................................        $11,856             $2,988
                                                                     =======             ======

----------
(1)  Does not include provisions for recourse liabilities for sold loans.

(7)  Retained Interest in Loan Securitizations

     Activity in retained interest in loan securitizations was as follows for the six months ended June 30, 1999 and the year ended December 31, 1998:

(In thousands)                                For the Six Months Ended June 30, 1999
                           ---------------------------------------------------------------------------
                           Beginning        Bond        Cash       Discount      Valuation     Ending
                            Balance        Amount     Received    Accretion(2)   Allowance     Balance
                           ----------      ------     --------    ------------   ---------     -------
1994-A..................     $ 1,281       $    -      $  (200)      $   98          $   -     $ 1,179
1995-A..................         754            -            -           53              -         807
1996-A..................       6,196            -           (7)           -              -       6,189
1996-B..................         331            -            -            -              -         331
1997-A..................         379            -            -           20              -         399
1997-B..................         338            -            -           17              -         355
1997-C..................         295            -            -           15              -         310
1998-A..................         305            -            -           16              -         321
1998-B..................       3,628            -         (463)         351              -       3,516
1998-C..................       5,806            -         (560)         581              -       5,827
1998-1(1)...............       2,423            -         (721)           -              -       1,702
1998-D..................       9,666            -            -          244              -       9,910
Valuation Allowance.....      (1,450)           -            -            -           (458)     (1,908)
                             -------       -------     -------       ------          -----     -------
  Totals................     $29,952       $    -      $(1,951)      $1,395          $(458)    $28,938
                             =======       =======     =======       ======          =====     =======
                                               For the Year Ended December 31, 1998
                           ----------------------------------------------------------------------------
                           Beginning         Bond        Cash        Discount     Valuation     Ending
                            Balance         Amount     Received    Accretion(2)   Allowance     Balance
                           ---------        ------     --------    -----------    ---------     -------
1994-A..................     $ 1,599        $    -     $   (541)      $  223        $     -     $ 1,281
1995-A..................         876             -         (241)         119              -         754
1996-A..................       6,626             -         (430)           -              -       6,196
1996-B..................         331             -            -            -              -         331
1997-A..................         344             -            -           35              -         379
1997-B..................         306             -            -           32              -         338
1997-C..................         266             -            -           29              -         295
1997-1(1)...............      11,704             -      (11,704)           -              -           -
1998-A..................           -           283            -           22              -         305
1998-B..................           -         3,652         (386)         362              -       3,628
1998-C..................           -         5,796         (280)         290              -       5,806
1998-1(1)...............           -         2,423            -            -              -       2,423
1998-D..................           -         9,666            -            -              -       9,666
Valuation Allowance.....        (400)            -            -            -         (1,050)     (1,450)
                             -------       -------     --------       ------        -------     -------
  Totals................     $21,652       $21,820     $(13,582)      $1,112        $(1,050)    $29,952
                             =======       =======     ========       ======        =======     =======

----------
(1)  Equipment Finance transaction.
(2) The weighted average discount rate on retained interests was 19.58% and 18.0% at June 30, 1999 and December 31, 1998, respectively.

(8)  Servicing Rights

     Activity in servicing rights for the six months ended June 30, 1999 and the year ended December 31, 1998 was as follows:

(In thousands)                                                            June 30,         December 31,
                                                                            1999              1998
                                                                            ----              ----
Balance, beginning of period.....................................         $29,905           $ 2,213
Originated.......................................................           6,127             8,190
Purchased........................................................               -                 6
Amortization.....................................................          (1,900)           (2,291)
Acquired as a result of Bankers Mutual acquisition...............               -            21,787
                                                                          -------           -------
Balance, end of period...........................................         $34,132           $29,905
                                                                          =======           =======

(9)  Borrowings

     Borrowings consisted of the following at June 30, 1999 and December 31, 1998:

(dollars in thousands)
                                                                                                      June 30, 1999
                                                                                           -------------------------------------
                                               Expiration                                  Interest     Commitment    Principal
                  Lender                          Date               Index                  Rate(8)       Amount     Outstanding
                  ------                          ----               -----                 ---------    ----------   -----------
Credit Suisse First Boston(1)(2)...........     12/31/99   One-month LIBOR                  6.54% to     $300,000      $175,047
                                                           plus 130 to 150 basis points        6.74%

Morgan Stanley(1)..........................     12/30/99   One-month LIBOR                  6.74% to      300,000        24,136
                                                           plus 150 to 175 basis points        6.99%

Banco Santander(1).........................     08/31/99   One-month LIBOR                     6.99%       50,000        24,426
                                                           plus 175 basis points

Sanwa Bank(1)..............................     08/31/99   One-month LIBOR                     6.84%       25,000        22,760
                                                           plus 160 basis points

Goldman Sachs Mortgage Company(1)(3).......     05/10/99   One-month LIBOR                     6.24%      100,000        44,842
                                                           plus 100 basis points

Residential Funding Corporation(4).........     08/31/99   One-month LIBOR                     6.24%      100,000        56,596
                                                           plus 100 basis points

Bank of America(1)(5)......................     08/30/99   Fixed rate                          1.00%       35,000         3,430


Residential Funding Corporation(6).........     05/31/04   One-month LIBOR                     7.49%       50,000        31,432
                                                           plus 225 basis points

Other borrowings(7)........................                                                       -             -       113,366
                                                                                                         --------      --------
  Totals...................................                                                              $960,000      $496,035
                                                                                                         ========      ========


(dollars in thousands)
                                                         December 31, 1998
                                                -------------------------------------
                                                Interest     Commitment    Principal
                  Lender                        Rate(8)        Amount     Outstanding
                  ------                        ---------    ----------   -----------
Credit Suisse First Boston(1)(2)...........      6.38% to    $  300,000      $122,356
                                                    6.58%

Morgan Stanley(1)..........................      6.58% to       300,000             -
                                                    6.83%

Banco Santander(1).........................         6.83%        50,000        34,669


Sanwa Bank(1)..............................         6.68%        25,000        14,369


Goldman Sachs Mortgage Company(1)(3).......         6.08%       100,000        46,989


Residential Funding Corporation(4).........         6.08%       200,000       124,763


Bank of America(1)(5)......................         1.00%        35,000        18,776


Residential Funding Corporation(6).........         7.33%        50,000        31,432


Other borrowings(7)........................             -             -        90,409
                                                             ----------      --------
  Totals...................................                  $1,060,000      $483,763
                                                             ==========      ========

-----------
(1) The above borrowings are collateralized by franchise loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston ("CSFB") requires the Company to obtain a capital infusion of $100 million by May 31, 1999. The Company is currently in the process of obtaining a temporary waiver of this covenant from CSFB until the Bay View merger is completed.
(3) The warehouse line of credit with Goldman Sachs Mortgage Company is used to fund loans through the Golf JV. The Company is currently in the process of dissolving the Golf JV at which time this warehouse line will be terminated.
(4) The Residential Funding Corporation ("RFC") line of credit was temporarily increased from $100 million to $200 million until January 31,1999.
(5) The Bank of America line of credit has a fixed interest rate of 1.00% when the Company maintains minimum deposit requirements.
(6) The RFC line of credit is collateralized by the Company's loan servicing portfolio. As of May 31, 1999, this line of credit has converted to a term loan requiring principal payments of approximately $1.6 million payable quarterly until May 31, 2004.
(7) As of June 30, 1999, other borrowings includes $4.2 million of sold loans that have been accounted for as a financing, $47.2 million of loans that have been financed through FMAC Star Fund, LLP, a $7.0 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral, $54.2 million related to a participation agreement with Bay View Bank, and a $0.8 million loan with Far East Bank. As of December 31, 1998, other borrowings includes $55.3 million of sold loans that have been accounted for as a financing, $29.0 million of loans that have been financed through FMAC Star Fund, LLP, and a $6.1 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral.
(8) The weighted average interest rate on borrowings was 6.59% and 6.96% at June 30, 1999 and December 31, 1998, respectively.

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

  Unless the context indicates otherwise, all references hereinafter to the Company refer to Franchise Mortgage Acceptance Company, along with all its predecessor entities, including Franchise Mortgage Acceptance Company LLC.

  On March 11, 1999, Bay View Capital Corporation ("Bay View") and the Company executed an Agreement and Plan of Merger and Reorganization ("Merger Agreement") providing for the merger of the Company and Bay View. Under the terms of the Merger Agreement, Bay View will acquire all of the Company's common stock for consideration valued at approximately $309 million. Each share of the Company's common stock will be exchanged for, at the election of its holder, either $10.25 in cash or 0.5125 shares of Bay View's common stock. The Company's stockholder elections are subject to the aggregate number of shares of the Company's common stock to be exchanged for Bay View's common stock being equal to 60% of the number of shares of the Company's common stock outstanding immediately prior to closing the transaction and no Company stockholder owning more than 9.99% of Bay View's common stock after the merger, other than any former Company stockholder who had been expressly approved by the appropriate banking regulatory authorities to own more than 9.99% of Bay View's common stock. The Merger Agreement also provides for additional payments of up to $30 million in connection with the earn-out provision of the Company's April 1998 purchase of Bankers Mutual, $7.5 million of which was paid by the Company during the second quarter of 1999. The Company and Bay View are currently in discussions regarding a possible restructuring of the transaction to increase the primary equity component of the consideration price. During the second quarter of 1999, Bay View received regulatory approval for the merger from the Federal Reserve Bank and on August 18, 1999, Bay View received approval by the Office of the Comptroller of the Currency. The acquisition, which is subject to approval by both the Company's and Bay View's stockholders, is expected to close by the end of the third quarter or the beginning of the fourth quarter of 1999.

  On April 30, 1999, the Company sold certain of its assets relating to its Equipment Finance Group to Federated Capital Corporation ("Federated"). As a condition of this agreement, Federated will service the Company's current equipment finance transactions and act as sub-servicer on the Company's 1998-1 securitization. The Company will still offer equipment loans to its borrowers, however, it will do so through its other operating units.


Results of Operations

 Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

  Total revenues decreased 46.6% to $16.9 million for the three months ended June 30, 1999 from $31.6 million for the comparable period in 1998. During the same periods, the Company's total expenses increased 82.7% to $26.6 million from $14.5 million. As a result, the Company experienced a net loss of $5.2 million for the three months ended June 30, 1999 as compared to net income of $9.8 million for the same period in 1998.

  Total revenues decreased 25.2% to $40.2 million for the six months ended June 30, 1999 from $53.8 million for the comparable period in 1998. During the same periods, the Company's total expenses increased 70.3% to $41.3 million from $24.3 million. As a result, the Company experienced a net loss of $116,000 for the six months ended June 30, 1999 as compared to net income of $17.1 million for the same period in 1998.

  The decrease in revenues for the three and six months ended June 30, 1999 was primarily attributable to decreases in gain on sale of loans and leases. During 1999, the Company has been selling its loans through whole loan sales as opposed to selling them through securitizations as it did in 1998. As a result, it has experienced lower net gain at the time of sale. The Company plans to securitize loans again in the future but is trying to time such securitizations so as to optimize pricing. In addition to the lower profitability from the sale of loans, the Company wrote down its equipment loans and leases held for sale by $1.7 million during the three months ended June 30, 1999 in anticipation of a sale which is expected to close in the third quarter of 1999.

  Net interest income did not change significantly for the three months ended June 30, 1999 increasing 6.7% to $4.1 million as compared to $3.9 million during the same period in 1998. Net interest income decreased 16.0% to $6.8 million for the six months ended June 30, 1999 from $8.1 million for the comparable period in 1998. This decrease is primarily due to the addition of the Multi-Family Finance Group which originates its loan products at a lower net interest spread than the Company's other lending groups.

  Loan servicing income increased 14.6% to $5.3 million for the three months ended June 30, 1999 as compared to $4.6 million for the same period in 1998. Loan servicing income increased 101.1% to $11.8 million for the six months ended June 30, 1999 as compared to $5.9 million for the same period in 1998. This was due to an increase in loans and leases serviced which resulted from the securitizations and whole loan sales during 1998 with servicing rights retained by the Company as well as an increase of serviced loans directly related to the addition of Multi-Family Finance Group. As of June 30, 1999, the Company's loan servicing portfolio totaled approximately $6.0 billion as compared to $4.5 billion at June 30, 1998.

  Trading income for the three and six months ended June 30, 1999 was $1.8 million and $3.5 million, respectively and represents hedging gains and losses on the Company's loans held for sale. The Company also recorded $1.3 million in insurance brokerage fee income for the six months ended June 30, 1999. Other income (loss) for the six months ended June 30, 1999 includes a $1.8 million write-off of accrued interest receivable related to prior periods.

  Total expenses increased 82.7% to $26.6 million for the three months ended June 30, 1999 as compared to $14.5 million for the same period of the prior year. Total expenses increased 70.3% to $41.3 million for the six months ended June 30, 1999 as compared to $24.3 million for the same period of the prior year. Certain of the expense increases in the three and six months ended June 30, 1999 were related to activities in anticipation of the Bay View merger. Increases in professional services, occupancy and general and administrative expenses include expenses of preparing for the Year 2000 computer issue which were expanded in anticipation of the Bay View merger; legal and consulting expenses associated with warehouse line renewals and negotiations, sale of the Equipment Finance Group and divestiture of the Company's joint ventures and equity holdings in anticipation of the Bay View merger; expenses of FMAC Golf Finance Group LLC ("Golf JV"); expenses of the Insurance Services division which did not begin operations until the end of the second quarter of 1998; and depreciation and office-related expenses associated with the expansion and moving of several large offices in the latter half of 1998.

  The provision for losses had the most significant impact on total expenses for both the three and six months ended June 30, 1999 increasing to $9.9 million and $10.2 million, respectively, from $0.6 million and $0.6 million for the three and six months ended June 30, 1998, respectively. $2.2 million of this provision relates to the remaining equipment loans and leases which were not part of the sale of the Company's Equipment Finance Group. $2.3 million relates to loans remaining with the Golf JV. $0.5 million is related to the Company's retained interests in securitizations. A portion of the remaining provision relates to five problem loans for which new information reflected a deteriorating valuation during the second quarter of 1999, enabling the Company to better estimate the value of the collateral. The remainder of the provision was related to two loans which are not past due but are experiencing some reduction in their fixed charge coverage ratios.


Liquidity and Capital Resources

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. Warehouse lines of credit, repurchase facilities and working capital lines of credit at June 30, 1999 and December 31, 1998 consisted of the following:

(In thousands)                                                      June 30, 1999            December 31, 1998
                                                                    -------------            -----------------
                                                 Expiration   Commitment     Principal   Commitment      Principal
                   Lender                           Date        Amount      Outstanding    Amount       Outstanding
                   ------                           ----        ------      -----------    ------       -----------
Credit Suisse First Boston(1)(2).............     12/31/99     $300,000      $175,047    $  300,000      $122,356
Morgan Stanley(1)............................     12/30/99      300,000        24,136       300,000             -
Banco Santander(1)...........................     08/31/99       50,000        24,426        50,000        34,669
Sanwa Bank(1)................................     08/31/99       25,000        22,760        25,000        14,369
Goldman Sachs Mortgage Company(1)(3).........     05/10/99      100,000        44,842       100,000        46,989
Residential Funding Corporation(1)(4)........     08/31/99      100,000        56,596       200,000       124,763
Bank of America(1)(5)........................     08/30/99       35,000         3,430        35,000        18,776
Residential Funding Corporation(6)...........     05/31/04       50,000        31,432        50,000        31,432
Other Borrowings(7)..........................                         -       113,366             -        90,409
                                                               --------      --------    ----------      --------
  Totals.....................................                  $960,000      $496,035    $1,060,000      $483,763
                                                               ========      ========    ==========      ========

_____
(1) The above borrowings are collateralized by franchise loans and leases held for sale and investment.
(2) The agreement with Credit Suisse First Boston ("CSFB") requires the Company to obtain a capital infusion of $100 million by May 31, 1999. The Company is currently in the process of obtaining a temporary waiver of this covenant from CSFB until the Bay View merger is completed.
(3) The warehouse line of credit with Goldman Sachs Mortgage Company is used to fund loans through the Golf JV. The Company is currently in the process of dissolving the Golf JV at which time this warehouse line will be terminated.
(4) The Residential Funding Corporation ("RFC") line of credit was temporarily increased from $100 million to $200 million until January 31,1999.
(5) The Bank of America line of credit has a fixed interest rate of 1.00% when the Company maintains minimum deposit requirements.
(6) The RFC line of credit is collateralized by the Company's loan servicing portfolio. As of May 31, 1999, this line of credit has converted to a term loan requiring principal payments of approximately $1.6 million payable quarterly until May 31, 2004.
(7) As of June 30, 1999, other borrowings includes $4.2 million of sold loans that have been accounted for as a financing, $47.2 million of loans that have been financed through FMAC Star Fund, LLP, a $7.0 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral, $54.2 million related to a participation agreement with Bay View Bank, and a $0.8 million loan with Far East Bank. As of December 31, 1998, other borrowings includes $55.3 million of sold loans that have been accounted for as a financing, $29.0 million of loans that have been financed through FMAC Star Fund, LLP, and a $6.1 million repurchase agreement with Deutsche Bank for which the 1998-CE and 1998-CF certificates were pledged as collateral.

     The above facilities, with the exception of Bank of America, have variable interest rates based on London Interbank Offered Rate plus a spread. The line of credit with Bank of America has a fixed interest rate of 1.00% when minimum deposit requirements are maintained. The warehouse line with Banco Santander has been used primarily for funding loans and leases of the Equipment Finance Group. Due to the divestiture of this division, the Company may not elect to renew this facility. The Company is currently negotiating the renewal of the warehouse line of credit with Sanwa Bank which may include an increase of the commitment amount. The weighted average interest rate on the outstanding principal balances of these facilities was 6.59% and 6.96% at June 30, 1999 and December 31, 1998, respectively.

     The Company also has a master purchase and sale agreement with Southern Pacific Bank (''SPB"), a wholly owned subsidiary of Imperial Credit Industries, Inc. to originate loans for SPB under mutual agreement, and subject to SPB underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPB. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. For the six months ended June 30, 1999 and year ended December 31, 1998, loans originated for SPB (and not repurchased), including participations, totaled approximately $6.3 million and $26.5 million, respectively.

     The Company's sources of operating cash flow include: (i) loan origination income and fees; (ii) net interest income on loans and leases held for sale and investment; (iii) cash servicing income; (iv) premiums obtained in sales of whole loans (v) cash proceeds from loan securitization and (vi) insurance brokerage fees. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees, as well as available borrowings generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities.

     For the six months ended June 30, 1999, net cash used in operating activities was $15.0 million. This excludes cash used in net loan origination activities of $2.9 million. The net use of cash in the six months ended June 30, 1999 was primarily related to the lower profitability of loan sales resulting from the decision to sell loans to Bay View in anticipation of the merger. For the six months ended June 30, 1998, net cash provided by operating activities was $45.0 million, exclusive of cash used in net loan origination activities of $230.2 million.

  For the six months ended June 30, 1999, net cash used in investing activities was $6.8 million, which was primarily attributable to payment of $7.5 million to Bankers Mutual and Bankers Mutual Mortgage Inc. (together "Bankers") according to the earn-out clause of the Asset Purchase Agreement dated March 9, 1998 by and among the Company, Bankers, and the holders of the outstanding shares of Bankers. For the six months ended June 30, 1998, net cash used in investing activities was $47.2 million, which was primarily attributable to the purchase of Bankers and the sale of a $22.9 million security, which was related to the Company's 1997-B securitization.

  For the six months ended June 30, 1999, net cash provided by financing activities was $12.8 million, which was primarily attributable to an increase in borrowings from warehouse lines of credit to finance loan originations during the period. For the six months ended June 30, 1998, net cash provided by financing activities was $231.2 million, which was primarily attributable to an increase in borrowings from warehouse lines of credit to finance loan originations during the period.

  The Company anticipates that its current cash, together with cash generated from operations and funds available under its credit facilities, will be sufficient to fund its operations for at least the next twelve months if the Company's future operations are consistent with management's expectations. However, the Company is dependent upon its ability to sell and securitize its loans as well as access warehouse lines of credit and repurchase facilities to fund new loan originations. The Company currently expects to be able to maintain existing warehouse lines of credit and repurchase facilities as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be available on favorable terms, if at all.

Year 2000 Computer Issue

  The Year 2000 ("Y2K") computer issue affects virtually all companies and organizations. Many currently installed computer systems were designed to use only a two-digit date field. This can cause problems in the systems distinguishing a 21/st/ century date (i.e. 20--) from a 20/th/ century date (i.e. 19--). Until the date fields are updated, systems or programs could fail or give erroneous results when referencing dates following December 31, 1999.

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

  The Company has developed a comprehensive strategic plan for its Y2K Project. The plan consists of the following three major phases: Phase I covers awareness and impact assessment of all internal systems, which commenced in September 1998 and will continue until the Y2K Project is completed; Phase II covers testing and remediation of all mission critical systems, which commenced in January 1999 and concluded in April 1999; Phase III covers testing and remediation of all non-mission critical systems, which commenced in December 1998 and concluded in July 1999.

  The Company's plan is comprehensive, including an assessment and compliance review of the following:

    . Internal hardware and software systems, including data interchange with external systems

    . Value chain participants
    . Business infrastructure
    . Customers, including Y2K readiness of potential new customers

  The assessment of all value chain participants is substantially complete. Ongoing value chain participant monitoring programs are now being put into place. All high and medium priority borrower assessments have been completed, with the remainder to be completed in August 1999. To date, the Company has not identified any critical Y2K issues with either its value chain participants or its borrowers.

  The Company has established dedicated budgets for its Y2K Project. Currently, the projected total cost of the Y2K Project is approximately $1.0 million but is subject to change if any unanticipated situations arise. Any expenses related to Y2K issues are being expensed as incurred. As of July 31, 1999, the Company has incurred approximately $638,000 in Y2K Project related expenditures.

  The Company is substantially complete with the assessment, testing and remediation of all internal systems. All non-compliant systems have either been replaced or retired.

  To date, the risks associated with the Company's internal Y2K issues do not appear to be material due to the current compliance status of most all hardware and the vendor assurances on the third-party supplied software systems. Risks related to third-party business partners and borrowers are not completely known at this time. The Company's ongoing Awareness and Impact Assessment phase will result in the identification of substantially all Y2K related risks in these areas. There can be no guarantee that the systems of other organizations on which the Company's systems rely will be Y2K compliant or will be compatible with the Company' systems, each of which could have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Quantitative Information about Interest Rate Risk

     The following table presents the Company's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity and the instruments' fair values at June 30, 1999:

                                                                                                                Total        Fair
(Dollars in thousands)                 1999         2000       2001       2002        2003      Thereafter     Balance       Value
                                       ----         ----       ----       ----        ----      ----------     -------       -----
Interest-sensitive assets:

Loans held for sale
  Permanent commercial loans.......  $      -     $   150     $    -     $    -     $   231      $235,028     $235,409     $235,409
    Average interest rate..........         -       12.00%         -          -       11.60%         9.37%        9.37%

  Multi-family loans...............         -           -          -          -           -        60,096       60,096       60,096
    Average interest rate..........         -           -          -          -           -          7.48%        7.48%

  Equipment loans and leases.......         -          29        659      2,638       5,522        45,728       54,576       54,576
    Average interest rate..........         -       10.69%     11.52%     12.33%      12.00%        10.97%       11.14%

Loans held for investment
  Permanent commercial loans(1)....     1,786         126        872          -           -        41,965       44,749       44,749
    Average interest rate..........      9.63%       8.75%      9.36%         -           -          9.32%        9.33%

  Short-term commercial loans(1)...    66,092      12,509          -          -           -        15,574       94,175       94,175
    Average interest rate..........      9.35%       8.59%         -          -           -          9.33%        9.24%

  Equipment loans and leases(1)....         -           -          -         30          69           652          751          751
    Average interest rate..........         -           -          -      14.59%      10.66%        12.25%       12.19%

Securities available for sale(2)...     1,008       1,868      1,584      1,263       1,200         7,465       14,388       14,388

Retained interest in loan
 securitizations(3)................     1,955       3,484      2,684      2,087       1,534        17,194       28,938       28,938

Servicing rights...................     2,090       4,202      3,827      3,493       3,354        17,166       34,132       34,132
                                     ----------------------------------------------------------------------------------------------
Total interest-sensitive assets....  $ 72,931     $22,368     $9,626     $9,511     $11,910      $440,868     $567,214     $567,214
                                     ==============================================================================================
Interest-sensitive liabilities:

Borrowings.........................  $467,747     $ 6,286     $6,286     $6,286     $ 6,286      $  3,144     $496,035     $496,035
    Average interest rate..........      6.51%       7.49%      7.49%      7.49%       7.49%         7.49%        6.59%
                                     ----------------------------------------------------------------------------------------------
Total interest-sensitive liabilities $467,747     $ 6,286     $6,286     $6,286     $ 6,286      $  3,144     $496,035     $496,035
                                     ==============================================================================================

_____
(1) Future cash flows for loans held for investment are shown net of valuation allowances.
(2) As of June 30, 1999, the weighted average interest rate on securities held for sale was 8.84%.
(3) Future cash flows from retained interest are dependent upon actual credit losses and prepayment speed of the loans underlying the security. The Company applies a discount rate to the expected cash flows of each retained interest which includes estimated credit losses, prepayment speed and time value of money. As of June 30, 1999, the weighted average discount rate used on the retained interests was 19.58% with 8.96% weighted average accretion of income.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

  On July 22, 1999, the Court of Appeal issued an order staying any attempts by the plaintiffs to execute against Mr. Knyal and/or FLRT, Inc. The plaintiffs have agreed that Mr. Knyal and FLRT, Inc. can vote their shares of the Company's stock in favor of the Bay View merger and, if the merger is completed, such shares will be entitled to be exchanged for shares of Bay View stock.

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


                              FRANCHISE MORTGAGE ACCEPTANCE COMPANY



Date:  August 20, 1999        By: /s/  Raedelle Walker
                                  ------------------------------------
                                  Raedelle Walker
                                  Executive Vice President and Chief Financial
                                   Officer
                                  (Principal Financial Officer and Principal
                                   Accounting Officer)